Form 10QSB
period 1996-03-31
TMCI ELECTRONICS INC
filed 1996-05-20
CIK 1005509

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996
                                                   -----------------------------
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from             to
                                                       -----------    ----------

                         Commission file number 0-27510
                                                --------------------------------

                             TMCI ELECTRONICS, INC.
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

CALIFORNIA                                                   77-0413814
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

                      1875 DOBBIN DRIVE, SAN JOSE, CA 95133
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (408) 272-5700
                          ------------------------------------------------------

- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No xxx
                                                                      ---    ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes    No
                                                                ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,365,600.

         Transitional Small Business Disclosure Format (check one): Yes    No x
                                                                       ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              TMCI ELECTRONICS, INC
                             STATEMENT OF OPERATIONS
                                   [UNAUDITED]

                                                                Three Months ended
                                                                       March 31,
                                                            --------------------------
                                                                1996           1995
                                                            Consolidated     Combined
                                                            --------------------------
SALES, net                                                  $ 7,730,465    $ 6,442,430

Cost of Goods Sold                                          $ 5,396,750    $ 4,475,061
                                                            -----------    -----------
         Gross Profit                                       $ 2,333,715    $ 1,967,369

Operating Expenses                                          $ 1,856,394    $ 1,359,219
                                                            -----------    -----------

         Income from operations                                 477,321        608,150
                                                            -----------    -----------

Other Income [Expense]:
         Gain on sale of equipment                              122,198    $         -
         Other income                                            34,159         11,880
         Non-cash finance Charge                               (462,122)   $         -
         Interest expense                                      (140,337)      (143,329)
                                                            -----------    -----------

         Total other [expense]                                 (446,102)      (131,449)
                                                            -----------    -----------

         Income Before Provision for Income taxes                31,219    $   476,701

         Provision for Income Taxes                         $         -    $         -

         Net Income                                         $    31,219    $   476,701
                                                            -----------    -----------
Earnings per Share:
         Net Income Per Share                               $       .01    $       .21

Pro Forma Net Income [see note]
         Income Before Provision for Income Taxes           $    31,219    $   476,701
         Proforma Income Taxes                                    6,200        134,600
                                                            -----------    -----------
         Proforma Net Income                                $    25,019    $   342,101

Pro Forma Net Income per Share

         Income before Provision for Income Tax per Share   $       .01    $       .25
         Pro-Forma Income Tax per Share                     $         0    $       .07
                                                            -----------    -----------
         Pro-Forma Net Income per Share                     $       .01    $       .18
                                                            ===========    ===========

Weighted Average number of Shares                             2,314,171      1,893,600
                                                            ===========    ===========

                       (SEE NOTES TO FINANCIAL STATEMENTS)

                             TMCI ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1996
                                   (UNAUDITED)

         ASSETS:
         Current Assets:
                  Cash                                               $ 3,147,703
                  Accounts Receivable, Net                             3,881,241
                  Due from Related Party                                 100,000
                  Inventory                                            4,294,761
                  Deferred Income Taxes                                   99,800
                  Prepaid Expenses and Other Current Assets              369,830
                                                                     -----------
                  Total Current Assets                               $11,893,335
                                                                     -----------

         Property and Equipment - Net                                 3, 605,276
                                                                     -----------

         Other Assets:
                  Due from Stockholder                               $   233,166
                  Due from Related Party                                 344,676
                  Other Assets                                               865
                                                                     -----------
                  Total Other Assets                                     578,707
                                                                     -----------

                  Total Assets                                       $16,077,318
                                                                     -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY:
         Current Liabilities:
                  Accounts payable and Accrued Expenses              $ 3,983,440
                  Line of Credit                                       1,164,048
                  Notes Payable - Current Portion                        472,009
                  Capital Lease Obligation - Current Portion             157,336
                  Due to Affiliate                                        25,720
                                                                     -----------

                  Total Current Liabilities                          $ 5,802,553
                                                                     -----------
         Long Term Liabilities:
                  Notes Payable - Net of Current Portion             $ 1,412,510
                  Capital Lease Obligation - Net of Current Portion      470,837
                  Deferred Income Taxes                                  405,829
                                                                     -----------
                  Total long-term liabilities                        $ 2,289,176
                                                                     -----------

                  Total Liabilities                                  $ 8,091,729
                                                                     -----------

Commitment and Contingencies

Stockholders' Equity:
                  Common Stock - .001 par value, 25,000,000 shares
                  authorized, 3,365,600 issued and outstanding       $     3,366
                  Additional Paid in Capital                         $ 6,829,708
                  Retained Earnings                                  $ 1,152,515
                                                                     -----------
                           Total Stockholders' Equity                $ 7,985,589
                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $16,077,318
                                                                     -----------

                       (SEE NOTES TO FINANCIAL STATEMENTS)

                              TMCI ELECTRONICS, INC
                             STATEMENT OF CASH FLOWS
                                   [UNAUDITED]

                                                                  Three Months ended
                                                                       March 31,
                                                               --------------------------
                                                                   1996           1995
                                                               Consolidated     Combined
                                                               --------------------------
Operating Activities
         Net Income                                                 31,219        476,701
                                                               -----------    -----------
         Adjustments to reconcile net income to
         net cash from operations:
                  Depreciation and amortization                $   224,247    $   167,708
                  Deferred income taxes                        $    26,465    $    73,146
                  Gain on sale of equipment                    $  (122,198)   $         -
                  Non-cash financing charge                    $   462,122    $         -
                  Amortization of Deferred loan fees           $    28,500    $         -
         Charges in Assets and Liabilities:
         [Increase] decrease in:
                  Accounts receivable, trade                   $   301,170    $  (417,980)
                  Inventory                                    $(1,115,444)   $   (85,110)
                  Prepaid expenses and other  current assets   $  (202,814)   $   (78,840)
                  Note receivable - Other                      $    98,898    $    (8,377)
         Increase (decrease) In:
                  Accounts payable and accrued expenses        $  (559,016)   $     7,513
                  Income taxes payable                         $  (258,968)   $  (103,146)
                                                               -----------    -----------

         Total Adjustments                                      (1,117,038)      (274,866)

Net Cash - Operating Activities - Forward                      $(1,085,819)   $   201,835
                                                               -----------    -----------

Investing Activities:
                  Proceeds from sales of equipment             $   178,700    $         -
                  Purchase of equipment                        $  (294,335)   $  (267,256)
                  Note receivable                              $         -    $    (2,575)
                  Due from Stockholder                         $    (1,134)   $   (14,611)
                                                               -----------    -----------

Net Cash -  Investing Activities - Forward                     $  (116,769)   $  (284,442)
                                                               -----------    -----------

Financing Activities:
                  Credit line, net                             $  (509,028)   $    87,343
                  Debt repayment                               $  (652,947)   $  (178,837)
                  Repayment of Bridge note payable             $(1,000,000)   $         -
                  Proceeds from public offering                $ 5,810,594    $         -
                  Note payable proceeds                        $         -    $   228,742
                                                               -----------    -----------

Net Cash - Financing Activities                                $ 3,648,619    $   137,248
                                                               -----------    -----------

Net Increase [Decrease] in Cash                                $ 2,446,031    $    54,641

Cash - Beginning of Periods                                    $   701,672    $    15,916
                                                               -----------    -----------

Cash - End of Periods                                          $ 3,147,703    $    70,557
                                                               ===========    ===========

                       (SEE NOTES TO FINANCIAL STATEMENTS)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective March 11, 1996, TMCI Electronics, Inc. ("Company") acquired Touche Manufacturing Company, Inc. ("Touche") and Touche Electronics, Inc. ("TEI") pursuant to certain Stock Purchase Agreements executed on December 28, 1995. Prior to that time, the Company's operations consisted of forming of the Company, preparing for the acquisition of Touche and TEI, as well preparing for the initial public offering of its securities discussed below.

In the first quarter ended March 31, 1996, the Company made a limited investment to start two new divisions at TEI: the Wire and Cable Manufacturing division and the Clean Room Assembly division. These divisions will produce basic cable products and will provide clean-room assembly capabilities for specialized products for their customers, respectively. The Company's strategy has been to expand its core and value added businesses by increasing its product offerings to satisfy its customers' needs and their growing demand for more outsourcing of contract manufacturing services.

Results of Operations

The results of operations utilizes the combined results from Touche and TEI prior to their acquisition by the Company, eliminating intercompany transactions as represented by the financial statements. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto that appear elsewhere in this report.

                                Combined Statements of Operations
                                       Three Months Ended
                                            March 31,
                                            ---------
                                      1996              1995
                                  -----------       -----------
Sales(1)                          $ 7,730,465       $ 6,442,430
Cost of goods sold(1)               5,396,750         4,475,061
                                  -----------       -----------
Gross Profit                        2,333,715         1,967,369
Operating expenses                  1,856,394         1,359,219
                                  -----------       -----------
Income before tax provision           477,321           608,150
Other income (expense)               (305,765)           11,880
Interest expense                     (140,337)         (143,329)
                                  -----------       -----------
Net income                        $    31,219       $   476,701
                                  ===========       ===========

(1) Net of intercompany sales and cost of goods sold as follows:

         March 31,1996..............................  $1,569,812

         March 31,1995..............................  $1,368,806

Net Sales

Net sales increased by approximately $1,288,000 or 20% to $7,730,465 from $6,442,430 for the fiscal quarter ended March 31, 1996 as compared to the fiscal quarter ended March 31, 1995. The increase in sales was due primarily to an increase in the volume of contracts from the core business and value-added turnkey business.

Gross Profit

Gross profit increased approximately $366,300 or 16% to $2,333,715 from $1,967,369 for the fiscal quarter ended March 31, 1996 as compared to the fiscal quarter ended March 31, 1995. As a percentage of sales, gross profit stayed basically even for the fiscal quarter ended March 31, 1996 as compared to the fiscal quarter ended March 31, 1995. Certain improvements in operational efficiencies were offset by lower margins in the turnkey business.

Operating Expenses

Operating expenses increased approximately $497,200 or 37% to $1,856,394 from $1,359,219 for the fiscal quarter ended March 31, 1996 as compared to the fiscal quarter ended March 31, 1995. As a percentage of sales, the Company's operating expenses increased 3% to 24% from 21% for the fiscal quarter ended March 31, 1996 as compared to the fiscal quarter ended March 31, 1995. Operating expenses increased primarily due to an investment in infrastructure to support planned substantial growth, including two new operating divisions. This investment included additional personnel, building rental costs, repairs, professional fees, promotions of certain engineers to management positions and other items.

Interest Expense

Interest expense for the three month period ended March 31, 1996 was approximately $140,300, representing a slight decrease of approximately $3,000 or 2% from the three month period ended March 31, 1995. Interest expense decreased during the three month period ended March 31, 1996 due to scheduled repayments of outstanding debt and capital lease obligations, and a decline in bank borrowings.

Net Income

Net income decreased approximately $445,482 or 93% to $31,219 from $476,701 for the fiscal quarter ended March 31, 1996 as compared to the fiscal quarter ended March 31, 1995. The decline in net income was due primarily to: (1) a one-time financing charge of approximately $462,100 on certain bridge loans that were made to the Company in the fourth quarter of 1995 to help fund its initial public offering, and (2) increased operating expenses incurred to fund two new divisions which did not generate income in the first quarter; partially offset by a gain of approximately $122,000 on the sale of capital equipment, and approximately $35,000 in other income.

Liquidity and Capital Resources

The Company has a long-term revolving line of credit with Manufacturers Bank ("Mfrs"), which expires May 1, 1997, and bears interest at Mfrs' base rate plus 3/4%. This facility permits the Company to borrow up to $4,000,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable. The Company had approximately $1,164,000 in outstanding borrowings under the line of credit as of March 31, 1996. In addition, the Company and Mfrs have agreed to a term facility of up to $1,500,000 available for equipment purchases, which will bear interest at Mfrs' base rate plus 1 1/4%. There were approximately $798,900 outstanding borrowings under this facility as of March 31, 1996.

On March 11, 1996, the Company closed an Initial Public Offering of its securities resulting in net proceeds of approximately $ 5.8 million. The Company used the proceeds of the offering to repay certain bridge notes and other debt and applied the remaining proceeds to working capital.

The Company's working capital increased by approximately $5,000,000 from $1,100,000 to $6,100,000 during the first fiscal quarter ended March 31, 1996. This increase resulted primarily from an increase in cash of approximately $2,500,000 from the initial public offering net proceeds, an increase in inventory of approximately $1,100,000, a decrease in account payable of approximately $900,000 and a decrease in the line of credit draw-down of approximately $500,000. The increase in inventory resulted mainly from planned growth in sales volume.

The Company required cash to fund operating activities of approximately ($1,085,800) in the fiscal quarter ended March 31, 1996 as compared to generating cash from operating activities of approximately $201,800 in the fiscal quarter ended March 31, 1995. Additional cash was required to pay for inventory buildup, a reduction in accounts payable, tax payments and an increase in prepaid expenses. Cash used in investing and financing activities, which includes sale and purchase of equipment, deferred offering costs, debt reduction, bridge note payable, note receivable from Touche Properties, Inc., issuance of common stock and additional paid-in capital was approximately $3,648,600 and $137,200 in the fiscal quarters ended March 31, 1996 and March 31, 1995, respectively.

During the three-month period ended March 31, 1996, the Company's property, plant, and equipment increased by approximately $687,600. Management has projected capital equipment expenditures to be approximately $450,000 for the remainder of fiscal 1996. During the three-month period ended March 31, 1996, the Company spent approximately $294,300 of cash to purchase capital assets, which was funded through long-term borrowing.

Management expects the Company's level of future capital expenditures to remain at current levels consistent with the Company's operational projects. Management has projected capital expenditure requirements of approximately $450,000 for fiscal December 31, 1996.

Management believes that its current financial position, together with available borrowings under the Company's various credit facilities will be sufficient to meet the Company's anticipated operating needs and projected capital assets purchase requirements for the next twelve months.

Certain statements made above relating to plans, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward looking statement. Such factors include but are not limited to, the assumption that no material changes in the general market conditions will occur and the assumption that the Company does not incur any unprojected material capital expenditures.

TMCI ELECTRONICS, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1) BASIS OF REPORTING

The entities noted below executed an exchange of shares among entities under common control, upon the effectiveness of a public offering of securities [ See
Note 6 ]

The balance sheet as of March 31, 1996 is presented on a consolidated basis and includes TMCI Electronics, Inc. ["TMCI"], and its wholly -owned subsidiaries, Touche Manufacturing Company, Inc. ["Touche"] and Touche Electronics Inc. ["TEI"]. [collectively, the "Company"]. The consolidated financial statements for the period ended March 31, 1996 includes the results of operations, cash flow and changes in stockholders' equity for the three months then ended.

The combined financial statements for the period ended March 31, 1995, include the results of operations, cash flow and changes in stockholders' equity for Touche and TEI for the three months then ended.

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995 then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the financial statement and notes for the period ended December 31, 1995 included in the Company's 10KSB.

2) INCOME PER SHARE

Income per share of common stock is based on weighed average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive.

3) COMMON STOCK

At March 31, 1996, 3,365,600 shares of the Company's common stock were issued and outstanding.

4) INVENTORY

Inventory consists of the following:

                                                            March 31,
                                                               1996
                                                            ----------
         Raw Materials                                      $2,106,816
         Finished Goods                                        139,039
         Work in process:
                  Materials                                  1,561,840
                  Direct Labor                                 233,643
                  Overhead                                     253,420
                                                            ----------

                  Total                                     $4,294,761
                                                            ----------

5) REVOLVING CREDIT LINE

On March 28, 1996, the Company entered into a loan and security agreement with a financial institution providing for the company to borrow up to 80% of its eligible accounts receivable, as defined in the agreement, up to a maximum of $ 4 million. Interest on this credit line is calculated at prime plus 3/4 % which at March 31, 1996 was 9%. The line of credit agreement , which shall continue for one year, is secured with all of the assets of the company.

6) PUBLIC OFFERING

On March 11, 1996, the Company closed the Initial Public Offering of its securities resulting in net proceeds to the Company of approximately $ 5,800,000. The Company sold 1,472,000 Units consisting of one share of common stock, $0.001 par value per share and one redeemable Class A Warrant at a price of $5.00 per unit. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.50 per share for a period of four years beginning March 5, 1997. The Company may redeem the class A Warrants any time after March 5, 1997, upon thirty days written notice, if the average closing price or bid price of the common stock, as reported by the principal market on which the common stock is quoted or traded, equals or exceeds $ 8.75 per share, for any twenty consecutive trading days ending within five days prior to the date of the notice of redemption.

7) PRO FORMA INCOME TAXES

As of March 10, 1996, the Initial Public Offering which resulted in the termination of the "S" corporation status of TEI had not yet occurred. The pro forma tax amounts have been computed as if the termination had occurred at the beginning of all periods presented.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

                                   EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                              1996            1995
                                                              ----            ----
Fully Diluted:*

Weighted average number of Common Shares Outstanding
Disregarding Potentially Dilutive Common Stock
Purchase Warrants and options                              2,314,171       1,893,600

Assumed Exercise of Options                                   53,125               0

Assuming Conversion of Warrants(1)                                 0               0
                                                           ---------       ---------

Weighted average number of Common Shares Outstanding
as adjusted                                                2,367,296       1,893,600
                                                           ---------       ---------

Income for Fully Diluted Calculations                         31,219         476,701
                                                           ---------       ---------

Fully Diluted Earnings  per Common Share                         .02             .21
                                                           ---------       ---------

(1) Class A Warrants are excluded from the calculation as they do not become exercisable until March 5, 1997. However, if effect was given to the exercise of all such warrants, Weighted average number of common shares outstanding as adjusted would have been increased by 798,880.

* This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9083 Although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TMCI Electronics, Inc.
                                                   -----------------------------
                                                        (Registrant)

Date:  May 20, 1996                                   /s/ Charles Shaw
                                           -------------------------------------
                                           Charles Shaw, Chief Financial Officer
                                                (Principal Financial Officer)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TMCI Electronics, Inc.
                                                   -----------------------------
                                                        (Registrant)

Date:  May 20, 1996                                   /s/ Charles Shaw
                                           -------------------------------------
                                           Charles Shaw, Chief Financial Officer
                                                (Principal Financial Officer)