Form 10KSB
period 1995-12-31
TMCI ELECTRONICS INC
filed 1996-06-03
CIK 1005509

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1995
                                             -----------------------------------
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from          to
                                                    --------    ----------------

                         Commission file number 0-27510
                                                --------------------------------

                             TMCI ELECTRONICS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              DELAWARE                                       77-0413814
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                       Identification No.)

                      1875 DOBBIN DRIVE, SAN JOSE CA 95133
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
Issuer's telephone number  (408) 272-5700
                         -------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered

- -------------------------------    ---------------------------------------------

- -------------------------------    ---------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      UNITS
- --------------------------------------------------------------------------------
                                (Title of Class)

                                  COMMON STOCK
- --------------------------------------------------------------------------------
                                (Title of Class)

                                CLASS OF WARRANTS
- --------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / / No /X/

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State issuer's revenues for its most recent fiscal year. $28,098,919
                                                                  --------------

         State the aggregate market value of the voting stock held by non-affiliates computed by such reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $18,783,500 AS OF MAY 15, 1996
               ------------------------------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if assumptions are stated.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date. 3,365,600 as of May 15, 1996.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10- KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         Transitional Small Business Disclosure Format (check one):

         Yes / / No /X/

                                     PART I

         This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of difficulties in product development, sales, competition, changes in the economy and other unforeseen events. In the event that this annual report is used in connection with an investment in TMCI Electronics, Inc., prospective investors should carefully consider the possibility that forward-looking statements discussed herein may differ materially from the actual operating results.

ITEM 1.  BUSINESS

OVERVIEW

         TMCI Electronics, Inc. (the "Company") was incorporated in the State of Delaware on December 7, 1995 for the purpose of acquiring the businesses of Touche Manufacturing, Inc. ("Touche") and Touche Electronics, Inc. ("TEI"). The principal executive offices of the Company, Touche and TEI are located in San Jose, California. Touche and TEI were principally owned by Rolando Loera, the President and Chief Executive Officer of the Company. The Company acquired all of the issued and outstanding shares of common stock of Touche and TEI on March 11, 1996 from Mr. Loera and all of the minority shareholders of Touche and TEI pursuant to the terms of certain Stock Purchase Agreements dated December 28, 1995 (the "Stock Purchase Agreements").

         Following the exchange of common stock of Touche and TEI contemplated by the Stock Purchase Agreements, the Company's business became that of Touche and TEI. The Company now derives its revenues from the operation of Touche and TEI as its wholly owned subsidiaries.

         Touche and TEI provide custom manufacturing and value-added services, respectively, to original equipment manufacturers ("OEMs"). Their customers are concentrated into four (4) different segments of the Information Technology Industry and include manufacturers of mini, mainframe, micro and personal computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. Touche and TEI do not manufacture or produce any products that are sold to customers from inventory; all of their products are manufactured to customer specifications and all value-added services are performed to the specifications of the customer.

TOUCHE MANUFACTURING COMPANY, INC.

         Touche manufactures custom designed fabricated metal cabinets or enclosures for OEMs that produce computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. These products are used by the OEMs to house various types of electronic components. Touche is a full service manufacturing facility for such products. As such, Touche's engineering and design personnel work closely with each customer to design and build an initial prototype of the specified cabinet or enclosure. Based upon the actual production of the prototype, its design and specifications are reviewed and a cost effective manufacturing process is developed. All of the various manufacturing processes, which include metal shearing, punching, bending and welding, as well as machining, detailing, zinc plating, painting and final assembly are provided in-house by Touche. All of the raw materials used to manufacture these products are readily available from numerous suppliers at competitive prices. By controlling the various manufacturing processes in-house, Touche is able to provide its customers custom manufactured metal cabinets or enclosures in a timely, efficient and cost-effective manner. The full service manufacturing capability enables Touche to derive a competitive advantage over manufacturers that have to sub-contract for one or more of the various manufacturing processes. All of Touche's products are manufactured to specific customer requirements pursuant to contracts or purchase orders with the respective customers. Approximately 75% of Touche's manufacturing is performed on a mass production basis for metal cabinets or enclosures, while the remaining 25% is in developing prototype products for future development by its customers.

TOUCHE ELECTRONICS, INC.

         In late 1992, a number of Touche's customers expressed an interest in identifying methods of reducing their own manufacturing costs. This desire led the management of Touche to examine its existing manufacturing capabilities and to consider other types of services that could be offered to its customers in conjunction with its manufacturing of custom designed fabricated metal cabinets or enclosures. Accordingly, in early 1993 TEI was formed as a sister company to Touche. TEI provides value-added turnkey services to many of Touche's OEM customers. Today, these services are primarily the installation of cable and harness assemblies into the products manufactured by Touche and also into enclosure products manufactured by other local enclosure manufacturers that do not have the in-house capability to provide such services. All of TEI's value-added turnkey services are provided pursuant to contracts or purchase orders with its customers.

         The custom manufacturing of fabricated metal cabinets or enclosures combined with the capability to provide cable and harness assembly services enables Touche and TEI to attract and retain customer business that they may not have otherwise obtained, thereby enhancing their competitive position in the marketplace.

CUSTOMER PRODUCT SERVICES

         Touche and TEI work with their respective customers in designing and engineering products and in helping to develop prototypes for such products before production manufacturing. The following processes are involved in providing these services: shearing, bending, sheet metal, welding, machining, detailing, zinc plating, painting and assembly. These services are currently provided to a wide range of computer manufacturing companies, telecommunications equipment manufacturing companies, semiconductor test equipment manufacturing companies and medical test equipment manufacturing companies throughout the Silicon Valley area.

         The business of Touche and TEI, in providing customers with custom designed and manufactured products or services, comprises four major market areas:

         Computer Systems. Touche and TEI manufacturing and assembly businesses provide a full complement of manufacturing capabilities for mini and mainframe computers, microcomputers and personal computers. Even though this segment of the information technology industry is being reshaped by evolutionary changes in semiconductor design and memory capacity, the Company intends to increase its marketing efforts in these areas. However, the Company's principal focus will remain in commercial markets.

         Telecommunications Equipment. The changes in the basic structure of the telecommunications segment of the information technology industry is reflected in the recently adopted legislation that allows for wireless communications and cable operators to offer telephone service over coaxial connections to the home. The information superhighway is expected to provide new avenues into the home. The use of coaxial cable and fiber optics will give companies the bandwidth necessary to deliver hundreds of channels of voice, data, and video services. Based on the changing conditions within the industry, telecommunications equipment is forecast to continue to grow at an above average annual rate. Touche and TEI believe that, with their present and future manufacturing and service capabilities, they are well positioned to take on the competitive challenges of this growing industry. Penetration of this market segment is considered a more long term goal for the Company. Marketing activities in this segment are directly in line with the Company's current development of manufacturing facilities for the production of specific types of wire and cable that is used in the computer systems segment of the information technology industry.

         Test Equipment. Touche and TEI intend to market their product manufacturing and service capabilities in test equipment market areas. The Company's target customers are principally large and medium-sized corporations that specialize in the design and development of scientific measurement and production devices that may be used by major producers in the semiconductor industry who design and manufacture wafers that produce computer chips and the like. The Company will continue to explore and expand new opportunities with its customer base and look to refine the diversification of its production capabilities in designing and manufacturing products within this market segment as well as others.

         Medical Equipment. Touche and TEI intend to continue marketing their manufacturing and cable harness assembly services, respectively, to existing and prospective OEMs of medical equipment. The Company targets customers with strong track records in the design, development and production of sophisticated medical diagnostic and analysis equipment, such as MRI equipment, which is used in hospital and medical clinics by medical doctors to assist in their diagnoses of otherwise very serious and complicated patient medical problems. The Company believes that this segment of the information technology industry will grow, offering increased opportunities to companies like Touche and TEI which are positioned to provide cost-effective manufacturing services at competitive prices.

MAJOR CUSTOMERS

         Touche and TEI's customers include various information technology industry related companies, such as Hewlett Packard Company, Lam Research Corporation, Tandem Computers Incorporated, Applied Materials, Inc., KLA Instruments Corporation, Varian Associates, Inc. and Teradyne, Inc. For the year ended December 31, 1995, revenues derived from three customers (Lam Research Corporation, Tandem Computers Incorporated and Hewlett Packard Company) amounted to approximately 33%, 18% and 19%, respectively, of total revenue, excluding intercompany sales. For the year ended December 31, 1994, revenue from three customers amounted to 29%, 26% and 13%, respectively, of total revenue, excluding intercompany sales. For the year ended December 31, 1993, revenue from these three customers amounted to approximately 23%, 22% and 8% of total revenue, excluding intercompany sales. As the sales arrangements with these customers are terminable upon short notice, the loss of any of them would have a material adverse impact on the Company's revenues and profits, given the significant percentage of revenues derived from these customers. The Company believes, however, that the expansion of services offered to these customers through the Company's vertical expansion will contribute toward the on-going relationship with these customers.

MANUFACTURING

         Touche and TEI's engineering, production and assembly facilities have adequate space for their current operations, and also for the planned implementation of clean room assembly, wire cable harness manufacturing and metal stamping, and are capable of fabricating and assembling computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. Touche and TEI maintain a comprehensive manufacturing, assembly and quality control inspection program to ensure that all products meet exacting customer requirements for performance and quality workmanship prior to delivery. Touche and TEI are in the business of fabricating custom-designed metal enclosures. This product and service cannot be homogenized into one operation or manufacturing approach for its entire production line. With each custom order received from a customer comes a different list of requirements for manufacturing design, process and finish. In addition, the manufacturing environment allows for the manufacture of both prototype and production of the various types of customer products. To support its operations, Touche and TEI have purchased a wide variety of sophisticated automated machinery and shop equipment, components, tools and supplies from proven outside vendors, distributors and service organizations.

MARKETING AND SALES

         Touche and TEI's marketing strategy focuses on developing long-term relationships with producers of computers, telecommunication equipment, semiconductor manufacturing test equipment and medical test equipment. Touche and TEI's customer base consists of manufacturers of computers, medical equipment and test equipment markets and Touche and TEI intend to expand over the next few years this customer base to include a greater number of manufacturers of telecommunications equipment. Telecommunications equipment sales is an area in which little has been done to penetrate the market on the local level. However, the Company's marketing efforts will continue to reflect the evolution of the principal industry segments of the information technology industry.

         Touche and TEI will continue to focus and concentrate on major existing customers and to pursue new business from other potential customers in evolving segments of the information technology industry. The ability of the Company to maintain its relationships with its major existing customers shall remain a significant factor in determining the future growth of the Company. The Company intends to achieve growth through competitive pricing strategies, expansion of existing turnkey capabilities and more aggressive direct sales efforts. As a result of the limited and focused target market, Touche and TEI's marketing efforts will rely primarily on direct sales efforts, which will emphasize the Company's design-engineering and quality control manufacturing capabilities.

         Touche and TEI's sales activities are handled by a combination of direct sales personnel and limited use of independent sales representatives, who may also sell products of the Company's competitors. Because of the complexity and analysis involved in the customer's design and purchase decision, management emphasizes active interaction between the direct sales staff, its independent sales representatives and the buyer or engineer throughout the selling process.

SOURCES OF SUPPLY, MAJOR SUPPLIERS AND BACKLOG

         The largest suppliers of Touche and TEI are Pen Interconnect Systems and Lassen Electronics, Inc. Purchases from these vendors accounted for approximately 9% and 8.8%, respectively, of the combined purchases of Touche and TEI in fiscal 1995.

         The raw materials, such as sheet metal, metal frames and other electrical wire or cable components used in the development and manufacture of Touche and TEI's customer products, are generally available from domestic suppliers at competitive prices; fabrication of certain major components may be subcontracted for on an as-needed basis. With the exception of other material requirements, sheet metal may be purchased on an as-needed basis under a consignment arrangement with suppliers. Touche and TEI do not have any long term contracts for new materials. Touche and TEI have not experienced any significant difficulty in obtaining adequate supplies to perform under their respective contracts.

         Touche and TEI have established operating policies that require the development and maintenance of a second vendor source for purchasing materials and supplies that are needed to perform under contract for their customers. This purchasing requirement focuses on the prevention of potential problems that might otherwise originate from a single supplier's financial condition. Such policies allow greater flexibility in keeping purchasing costs down and greater assurance that raw material is available in order to meet customer contract and delivery requirements.

         At December 31, 1995, Touche and TEI's combined backlog was approximately $8 million. Touche and TEI do not believe that their combined rolling backlog at any particular time is necessarily indicative of their future business or performance.

CUSTOMER SERVICE AND SUPPORT

         Touche and TEI handle all customer service-related inquiries or complaints through the sales staff who have been assigned to handle and manage account relationships. This requirement enables the salesperson to monitor and control the quality of production during the entire manufacturing process, which is designed to help prevent production problems before shipment is made to customers. Such efforts are supported by Touche and TEI's engineering departments which are directly involved in the development process of the products.

         To ensure that adequate support is given to customers, each salesperson has formal sales training augmented by direct participation in the manufacturing process at Touche and TEI's facility and also in the installation and acceptance tests at the customer's facility.

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

         The Company does not have any patent or copyright applications pending, because the Company does not offer or provide any original design work that is not otherwise proprietary to the product design-engineering of their customers. The Company owns common law trademark rights to its "Touche" trademark and servicemark.

COMPETITION

         The information technology industry (computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment) is highly competitive, involves rapid technological change and is characterized by substantial competition. Touche and TEI's competitors range from small firms to mid-sized local companies. Competition is generally based on several factors, including quality of work, reputation, price and marketing approach. Touche and TEI are established in the industry and maintain a strong competitive presence by delivering high-quality work in a timely fashion within the customer's budget constraints.

         Touche and TEI offer full-service facility capabilities to customers, which includes the capability of taking the development of an enclosure from conception, to design, to prototype, to full fabrication of the finished product. This process offers better control over quality, turnaround time and delivery. This process also enables Touche and TEI to price their products based on marketing its services as a full-service facility compared to competitors who may offer the same services, but at different locations that may be less efficient and less cost-effective to a customer.

         Because of the continuing change by OEMs from manufacturers to design-engineering and marketing organizations, companies like Touche and TEI are receiving a much greater share of the overall manufacturing task of products that are designed for manufacture by their customers. The process itself removes more and more of the subcontracting and replaces it with a prime contractor status gradually eliminating the need for submitting joint subcontracting work proposals. By the Company reducing the number of subcontractors, the customers benefit from the reduction in the turnaround time and the maintenance of more efficient and quality based manufacturers. The creation and maintenance of a "one-stop shop" manufacturing environment is believed to be advantageous to Touche and TEI's success as an effective competitor in the industry.

NEW PRODUCT SERVICE LINES OF BUSINESS

         To continue to respond to their customers' needs and to strengthen and diversify their competitive position in the marketplace, Touche and TEI intend to introduce the additional services listed below. Neither Touche nor TEI has derived any revenues to date from these services.

         Clean Room Assembly. This new service is designed to generate additional business from existing customers that have asked TEI to provide clean room assembly capabilities for certain specialized products. These customers include OEMs as well as other local enclosure manufacturers that are currently customers of TEI. This service is directly linked to the value-added services currently provided by TEI. The implementation of this service is not expected to be a significant cost to TEI and is being funded out of its current cash flow. Additional space will not be required for this service and TEI expects that it will hire one or two additional employees that are experienced in clean room assembly.

         Wire and Cable Manufacturing. The wire cable and harness manufacturing capability is intended to be achieved through the development of in-house capacity and/or the acquisition of an existing company that produces basic cable products, coaxial and antenna lead-in wire, hookup wire and mullet-conductor cable. The Company has not entered into any negotiations to acquire any such company and it is not anticipated that the development of such capability in-house would require any significant expenditure of the Company's resources. Space is currently available to continue the development of these manufacturing processes; however, TEI will be required to hire additional employees that are experienced in wire cable harness manufacturing. TEI will expand its manufacturing capability of wire cable and harness assemblies as customer demands dictate. This manufacturing process is directly linked to the types of manufacturing currently provided by Touche.

         Metal Stamping. The introduction of this manufacturing process will be achieved through the acquisition of an existing company that engages in job stamping, metal stamping or other stamped and pressed metal end products or through the development of in-house capacity if such manufacturing processes are needed by its customers. The Company has not entered into any negotiations to acquire any such company and it is not anticipated that the development of such capability in-house would require any significant expenditure of the Company's resources.

GOVERNMENT REGULATION

         Substantial environmental laws have been enacted in the United States and California in response to public concern over environmental deterioration. These laws and the implementing regulations affect nearly every activity of Touche and TEI. The principal federal and state legislation which has the most significant effect on the Company's business includes the following: The Comprehensive Environmental Response, Compensation and Liability Act; The Resource Conservation and Recovery Act; The Clean Air Act; The Safe Drinking Water Act; The Emergency Planning and Community Right-to-Know Act; The Clean Water Act; and The Toxic Substance Control Act. Failure by the Company, Touche or TEI to comply with applicable federal and state environmental regulations could result in the Company incurring substantial fines and penalties and/or having restraining orders issued against it.

EMPLOYEES

         As of December 31, 1995, Touche and TEI employed approximately 335 persons, including the officers of the Company, all of whom are full-time employees and none of whom are subject to collective bargaining agreements. Of these full-time employees, 35 are engaged in administration and finance, 280 in manufacturing, engineering and production, 7 in marketing and sales and 11 in operations and development. Many of Touche and TEI's employees have overlapping responsibilities in these job descriptions.

         The Company believes that its combined future success will depend in large measure upon the continued ability of Touche and TEI to recruit and retain technical personnel. Competition for qualified technical personnel is significant, particularly in the geographic area in which the Company, Touche and TEI are located. Touche and TEI have never experienced a work stoppage. The Company, Touche and TEI believe that their relationships with their employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         Touche leases approximately 145,000 square feet of factory manufacturing space in two adjacent buildings which are equipped with state-of-the-art metal fabrication equipment. Touche leases approximately 123,000 square feet at 1875 Dobbin Drive, San Jose, California 95133, which consists of 113,000 square feet in manufacturing space and approximately 10,000 square feet of office space. The 1875 Dobbin Drive lease term commenced on January 1, 1993 and ends on April 20, 2013. In addition, TEI leases approximately 78,000 square feet of manufacturing space at 1881-1899 Dobbin Drive, San Jose, California 95133. The 1881-1889 Dobbin Drive lease term commenced on November 1, 1993 and ends on November 30, 2013. Touche leases approximately 22,000 square feet of manufacturing space at 1565-C Mabury Road, San Jose, California 95133. The 1565-C Mabury Road lease term commenced on July 1, 1995 and expires on August 31, 1998. All lease agreements are negotiated on a triple net basis with landlords.

ITEM 3.  LEGAL PROCEEDINGS

         None of the Company, Touche or TEI is a party to any material legal proceedings and, to the best of the Company's information, knowledge and belief, none is contemplated or has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company received unanimous approval from its shareholders by written consent for its 1995 Stock Option Plan (the "Plan") on December 22, 1995. The Plan provides for up to 500,000 shares of Common Stock of the Company to be issued pursuant to stock options or restricted stock grants. The Plan also permits stock appreciation rights to be issued in tandem with stock options.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System for Mid/small cap issuers. Quotation began on March 6, 1996. On March 29, 1996, the bid price for the Company's Common Stock was $8.375 and the ask price was $9.00. There are approximately ten holders of record of the Company's Common Stock as of May 23, 1996. The Company has not paid any dividends on its Common Stock in the past two years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Effective March 11, 1996, the Company acquired Touche and TEI pursuant to certain Stock Purchase Agreements executed on December 28, 1995. Prior to that time, the Company's operations consisted of forming the Company, preparing for the acquisition of Touche and TEI, as well as preparing for the initial public offering of its securities discussed below.

PLAN OF OPERATIONS

         The Company intends to continue the operation of Touche and TEI and to introduce new competitive products and services for its existing and prospective customers. These products and services, which include Clean Room Assembly, Metal Stamping, and Wire Cable and Harness Assemblies Manufacturing, will be developed in-house or through the acquisition of an existing company or companies. To date, the Company has not entered into any negotiations to acquire any such company. The Company continues to develop these new products and services in-house. In the event that a suitable acquisition candidate is identified and a transaction is successfully negotiated, management believes that the Company's available working capital combined with appropriate bank financing will be sufficient to fund the cash portion of any such acquisition.

RESULTS OF OPERATIONS

         The Results of Operations discussion utilizes the combined results from the operating subsidiaries (Touche and TEI) prior to their acquisition by the Company eliminating intercompany transactions as represented by the Pro Forma Combined Financial Statements. The Capital Resources and Liquidity section and the Inflation section relates to the Company with its wholly-owned subsidiaries.

TOUCHE MANUFACTURING COMPANY, INC. AND TOUCHE ELECTRONICS, INC.

         The following table sets forth the combined statements of operations of Touche and TEI for the periods indicated:

                        Combined Statements of Operations

                                                    Years Ended December 31,
                                                    1995                1994
                                                ------------        ------------
Sales (1)                                       $ 28,089,919        $ 20,869,434
Cost of goods sold (1)                            19,991,649          14,950,750
                                                ------------        ------------
Gross Profit                                       8,107,270           5,918,684
Operating expenses                                 6,384,946           4,938,454
                                                ------------        ------------

Income from Operations                             1,722,324             980,230
                                                ------------        ------------

Other Income                                          40,394             109,865
Interest Income                                       39,002              35,002
Interest expense                                    (615,881)           (602,733)
Non Cash Finance Charge                             (287,878)                -0-
Gain on Sale of Equipment                            109,655                 835
                                                ------------        ------------
         Total Other Expense                        (714,708)            457,011)
                                                ------------        ------------

Income before provision for

         income taxes                              1,007,616             523,219
Pro forma provision for income taxes                 509,100             209,288
                                                ------------        ------------

                                                $    498,516        $    313,931
                                                ============        ============


(1) Net of intercompany sales and cost of goods sold as follows:

December 31, 1995                                $4,649,012
December 31, 1994                                $1,951,788

Fiscal 1995 Compared to Fiscal 1994

         Revenue increased by $7,228,985 to $28,098,919 from $20,869,934 or approximately 35% for the fiscal year ended December 31, 1995, as compared with the fiscal year ended December 31, 1994. This increase reflects the continuing change in the operating philosophy of the OEMs serviced by Touche and TEI. Such OEMs continue to focus their resources on the design-engineering and marketing aspects of their businesses, directing more of the manufacturing activities to specialized full service contract manufacturers like Touche and TEI. This trend has resulted in an increase in the number and dollar amount of contracts started in 1995 as compared to 1994. The Company also believes that the increase in the number of contracts started in 1994 is a result of the strength of the economy, the growth of the information technology industry in the areas of both voice and data, and the diversification of manufacturing processes offered by its subsidiaries. There can be no assurance that the economy will continue to be strong or that OEMs will continue to increase their out-sourcing of manufacturing activities to specialized firms such as the Company.

         The growth in the information technology industry has placed greater demand on the products produced by the customers of Touche and TEI. In turn, such growth has placed greater demand on the enclosure manufacturing, value added assembly, and cable and harness installation services provided by the Company. Furthermore, the diversification of manufacturing processes, through the vertical integration into these value-added assembly and cable and harness installation elements of the business, has provided the Company with growth opportunities which were not previously available.

         Inasmuch as the Company's three largest customers accounted for approximately 70% of revenues for the fiscal year ended December 31, 1995, with the largest accounting for 33% of such revenues, the disruption or loss of any one of these three customers could have a material adverse impact on the total revenues of the Company. The expansion of services offered by the Company, however, in the view of management will contribute to the expansion of the Company's customer base and toward the strengthening of the on-going relationship with the Company's major customers.

         Gross profit increased by $2,188,586 or approximately 37% to $8,107,270 from $5,918,684 for the fiscal year ended December 31, 1995, as compared with the fiscal year ended December 31, 1994. In addition, gross profit as a percentage of revenue has increased from approximately 28% in fiscal 1994 period to approximately 29% in fiscal 1995. The increase in gross profit is due primarily to decreases in labor and subcontracting costs and the significant increases in Touche and TEI's contract revenue, which was more than sufficient to offset an approximate 56% increase in the cost of materials and supplies during the period. The Company's gross profit margins may be materially impacted by the diversity of its operations which are constantly improved in order to meet the growing demands of the competitive market bidding processes with its customers. For instance, the Company's planned expansion into the manufacture of wire cable and harness assemblies is expected to improve the profitability of TEI by virtue of its ability to produce wire cable and harness assemblies at a cost below the cost of purchase from another manufacturer. The Company's planned expansion into clean room assembly and metal stamping are each expected to improve profits incrementally. The Company's gross profit margins also may be materially impacted by the pricing of product services which is directly affected by increases in direct labor and material costs.

         As a contract manufacturer, the Company's production capabilities are limited to providing services for products that are designed and marketed by OEMs, with the type and quantity of such product services being driven by the greater need for such products by the business community and personal end-user. The Company's competitive environment is very sensitive to diversity of its services and operations which tend to drive prices down because of higher levels of customer concentration, thus, making it less competitive and more of a captive customer.

         Operating expenses increased $1,446,492 or approximately 29% to $6,384,946 from $4,938,454 in 1995 as compared to 1996. This increase was primarily due to the increase in the number of contracts in 1995 as compared to 1994.

         Net income after taxes increased by $184,585 or approximately 59% to $498,516 from $313,931 in 1995 as compared to 1994. This increase was primarily due to increased contract revenue.

CAPITAL RESOURCES AND LIQUIDITY

         Cash balances at December 31, 1994 and December 31, 1995 were approximately $22,000 and $702,000 respectively. Historically, the impact of Touche and TEI's rapid growth and under-capitalization have precluded the generation of consistent maintenance of adequate cash flows from operations.

         In November 1995, the Company borrowed $1,000,000 from four bridge investors (the "Bridge Financing"). The Company issued four promissory notes (the "Notes") aggregating $1,000,000 in principal amount and bearing interest at 8% per annum. In connection with the Bridge Financing, the Company also agreed to issue to such investors 200,000 bridge units, each consisting of two (2) shares of Common Stock, and six (6) Class A Warrants. The Company repaid the Notes with the proceeds of the public offering discussed below. In connection with the Bridge Financing, the Company incurred approximately $750,000 in non cash financing charges and is amortizing these charges over the life of the Notes. For 1995, the Company incurred a non-cash financing charge of $287,878.

         On March 11, 1996, the Company closed an initial public offering of its securities resulting in net proceeds to the Company of approximately $5,800,000. The Company sold 1,472,000 units (the "Units") consisting of one share of Common Stock, $0.001 par value per share and one redeemable Class A Warrant at a price of $5.00 per Unit. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.50 per share for a period of four years beginning March 5, 1997. The Company may redeem the Class A Warrants any time after March 5, 1997, upon thirty days written notice, if the average closing price or bid price of the Common Stock, as reported by the principal market on which the Common Stock is quoted or traded, equals or exceeds $8.75 per share, for any 20 consecutive trading days ending within five days prior to the date of the notice of redemption. The Company used some of the proceeds from the offering to repay the bridge notes and other debt and applied the remainder of the proceeds to working capital.

         The Company continues to maintain a combined short-term line of credit with a financial institution which permits it to borrow up to 80% of eligible accounts receivable as defined in the line of credit agreement up to $3,867,000. Interest on the line of credit is prime plus 3.5%. As of December 31, 1995, the Company owed $1,700,279 for sums borrowed pursuant to the line of credit at an interest rate of 12%. In March 1996, the Company arranged for a new line of credit with Manufacturer's Bank at a lower interest rate and repaid the funds due from the previous line of credit.

         Touche and TEI are also dependent upon trade terms for material, supplies and subcontract work.

         The existing and past operations of the Company, Touche and TEI as wholly-owned subsidiaries do not require a significant investment in property and plant. Future capital expenditures will consist of hardware and software, office equipment and furniture and will be financed through cash from operations. The Company has committed to capital expenditures of approximately $450,000 in 1996 and expects to finance these expenditures through line of credit financing.

         Touche and TEI expect that their fiscal 1996 cash requirements will be covered by cash from operations, the line of credit and the proceeds of the public offering. In the event that the Company determines to expand into one or more new lines of business by means of an acquisition, the Company may require additional financing depending upon the size of any such acquisition. There can be no assurance that such financing will be available or that it will be available on acceptable terms.

INFLATION

         Touche and TEI have continued to experience the benefits of a low inflation economy locally, regionally and nationally. However, Touche and TEI enter into mostly short-term fixed price contracts and a large portion of these contracts is labor intensive. Accordingly, the short-term contracts are less susceptible to inflationary pressures and may have less of an impact on the eventual profitability of the contracts.

ITEM 7 FINANCIAL STATEMENTS

         The financial statements are attached as an Exhibit hereto.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The current directors and executive officers of the Company are as follows:

Name                       Age      Position
- ---------------------------------------------------------------------------------------------
Rolando Loera              42       Chairman, President and Chief Executive Officer; Director

Livino D. Ribaya, Jr.      47       Vice President-Manufacturing

Frank Ramirez III          40       Vice President-Engineering

Charles E. Shaw            51       Vice President-Chief Financial Officer; Director

Robert Loera               29       Controller and Secretary; Director

Dominic A. Polimeni        49       Director

         Each of the directors of the Company holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. At present, the Company's bylaws provide for not less than one director nor more than five directors. Currently, there are four directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until such director's successor is elected and qualified. The bylaws have been amended to provide for the next annual meeting of shareholders to be held in May, 1997. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of the Company except that Robert Loera is the brother of Rolando Loera.

         The principal occupation and business experience for each officer and director of the Company for at least the last five years are as follows:

         Rolando Loera. Mr. Rolando Loera has been Chairman, President, Chief Executive Officer and a Director of the Company since December 1995 and has held similar positions with Touche since September 1992. Prior to that he was Chief Financial Officer of a predecessor of Touche for eight years. Mr. Loera holds a bachelor of arts degree in Business Administration from the University of Washington.

         Livino D. Ribaya, Jr. Mr. Ribaya has been Vice President-Manufacturing of the Company since December 1995 and has held the same position with Touche since September 1992. Prior to that he was employed by a predecessor to Touche since 1978 in a variety of positions. Mr. Ribaya has a B.S. in Mechanical Engineering from the Mauja Institute of Technology, Manila, Philippines.

         Frank Ramirez III. Mr. Ramirez has been Vice President-Engineering of the Company since December 1995 and has held the same position with Touche since 1978. Prior to that he was employed by a predecessor to Touche since 1978 in a variety of positions. Mr. Ramirez has an A.A. degree in Mechanical Drafting from San Jose City College.

         Charles E. Shaw. Mr. Shaw has been Vice President, Chief Financial Officer, and a Director of the Company since December 1995 and has held the same positions with Touche since 1993. Prior to that he was President and Chief Executive Officer of Compro Business Solutions, Inc., a business and management consulting firm established by Mr. Shaw in 1992. During 1988 through 1992, he served as Vice President and Chief Financial Officer of Douglas Broadcasting, Inc. a $51 million radio broadcast network. Mr. Shaw has a B.S. in Business Administration from the City University of New York, a Masters of Business Administration from New York University and a L.L.B. from LaSalle Law School.

         Robert Loera. Mr. Robert Loera has been Controller, Secretary and a Director of the Company since December 1995 and has been Controller of Touche since June, 1992. Mr. Robert Loera is Rolando Loera's brother. Mr. Robert Loera has a B.S. in Business Administration from the University of Washington.

         Dominic A. Polimeni. Mr. Dominic A. Polimeni has been a Director of the Company since March, 1996. Mr. Polimeni has been involved with acquisitions, divestitures, corporate finance and corporate management for more than fifteen years. Previously, he practiced as a CPA for more than twelve years. Since October of 1994, Mr. Polimeni has been the Chairman and Chief Executive Officer of Quest Electronic Hardware, Inc., a distributor of fasteners and electronic hardware sold to electronic equipment manufacturers. Mr. Polimeni has also been the President and Chief Operating Officer of Questron Technology, Inc., a publicly traded company which owns Quest, since March 31, 1995 and Chairman and Chief Executive Officer of Questron since February, 1996. He has also been a Managing Director of Gulfstream Financial Group, Inc., a financial consulting and investment banking firm, since 1990. He held the position of Chief Financial Officer of Arrow Electronics, Inc., an international electronics distribution company traded on the New York Stock Exchange, for four years from 1986 to 1990. He also held several other positions, including general management positions, with Arrow over an eight-year period from 1981 to 1990. He has held the position of Chief Operating Officer of Fugazy Express, Inc., a New York based transportation company, in its start-up phase, and was a Partner in the New York office of Arthur Young & Company. He holds a BBA degree from Hofstra University.

ITEM 10. EXECUTIVE COMPENSATION

         The Company has made no compensation payments as of December 31, 1995, excluding the grant of a stock option to Rolando Loera described below. The following table sets forth remuneration paid by Touche and TEI during fiscal years 1993, 1994 and 1995, to the named officers and directors of the Company. For the periods shown, no other executive officer received remuneration in excess of $100,000 per annum.

                           SUMMARY COMPENSATION TABLE

                                                                            Long Term
                                                                           Compensation
                                                              Annual       ------------
                                                           Compensation     Securities
Name of Individual or                                      ------------     Underlying        Other
Number of Persons in Group  Position with Company  Year   Salary   Bonus  Options/SARs(#)  Compensation
- --------------------------  ---------------------  ----   ------   -----  ---------------  ------------
Rolando Loera                Chairman, President   1995  $225,000   -0-       100,000          -0-
                             and Chief Executive   1994  $150,000   -0-         -0-            -0-
                             Officer; Director     1993  $140,648   -0-         -0-            -0-

                         OPTION SAR IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

(a)            (b)                  (c)           (d)          (e)          (f)
                                    % of Total
               Number of            Option/SARs
               Securities           Granted to    Exercise or
               Underlying Options/  Employees in  Base Price   Market       Expiration
Name           SARs Granted         Fiscal Year   ($/sh)       Price/Share  Date
- ----           -------------------  ------------  -----------  -----------  ----------
Rolando Loera  100,000              100%          $3.75        $3.75(1)     December 21, 2005

(1) The Company's Common Stock was not publicly traded on the date of grant of the option. The Company's Board of Directors determined that the then fair market value of the Common Stock was $3.75 per share.

            AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                           Number of Securities       Value of Unexercised
                                          Underlying Unexercised          In-the-Money
                 Shares                       Options/SARs at            Options/SARs at
               Acquired on     Value             FY-End(#)                  FY-End($)
Name           Exercise(#)  Realized($)  Exercisable/Unexercisable  Exercisable/Unexercisable
- ---------------------------------------------------------------------------------------------
Rolando Loera      -0-          -0-             0/100,000                0/$493,750.00(1)

- ----------------------
(1) No market for the Company's Common Stock existed on December 31, 1995. The value of the unexercised in-the-money option was determined using the average of the bid and the asked price of the Company's Common Stock as of March 29, 1996.

EMPLOYMENT AGREEMENT

         The Company has entered into an employment agreement ("Agreement") dated as of December 28, 1995 with Rolando Loera. The term of employment commenced on March 11, 1996 and will expire on the fifth anniversary thereof. The annual salary under the Agreement is $225,000. The term of employment will be automatically extended for an additional five year term in the absence of notice from either party. This salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary and performance increases as may be determined by the Board of Directors except that during the first three years following the Effective Date, his salary may not exceed $225,000. Mr. Loera is also eligible to receive an annual bonus of up to $100,000, payable in four quarterly installments. The Agreement provides that during the initial three years of the term of employment, an annual bonus of $100,000 will be awarded to Mr. Loera and that such bonus awards will be used by Mr. Loera to repay the $303,325 loan TEI to Touche Properties, Inc. referred to in Item 12 below. Bonuses during the remainder of the term of employment will be at the discretion of the Board of Directors. No objective criteria have been established for determining the amount of any bonuses for subsequent years.

         The Agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company. The Agreement further provides for the use of an automobile and other fringe benefits commensurate with his duties and responsibilities. The Agreement also provides for benefits in the event of disability. Under the Agreement, the Company is also obligated to procure and pay the premiums for a $1 million term life policy and, in the event of Mr. Loera's death, to use the death benefit under such policy to purchase from Mr. Loera's estate shares of the Company's Common Stock at its fair market value.

         Pursuant to the Agreement, employment may be terminated by the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive's current salary ($225,000) and a pro rata portion of his prior year's bonus (up to $100,000) annually, for the remaining term of the Agreement, payable in equal monthly installments, without any set-off for compensation received from any new employment. In addition, the terminated executive would be entitled to continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the Agreement to the extent permitted by law.

STOCK OPTION PLAN

         The Company has adopted a stock option plan, effective December 22, 1995. Under such plan, key employees and officers and consultants of the Company may be granted options to purchase shares of the Company's Common Stock at their fair market value on the date of grant. The plan provides for an aggregate of 500,000 options. Options to purchase 100,000 shares at $3.75 per share were granted to Rolando Loera effective December 22, 1995. These options vest two years from the date of grant and will expire December 2005. The plan also permits Stock Appreciation Rights to be granted in tandem with options. Finally, the plan permits awards of Restricted Stock.

         Any future awards will be determined by the Board of Directors or a Committee established by the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the Company's Common Stock owned on the date of May 13, 1996 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's officers and directors; and
(iii) all officers and directors as a group:

Name and                   Position                          Number         Percentage
Address(1)               With Company                        Of Shares     of Shares(2)
- ---------------------------------------------------------------------------------------
Rolando Loera            Chairman, President and Chief         892,920(3)       26%
                         Executive Officer; Director

Frank Ramirez, III       Vice President--Engineering           149,360           4%

Livino D. Ribaya, Jr.    Vice President--Manufacturing          74,680           2%

Charles E. Shaw          Vice President--Chief Financial         -0-            -0-
                         Officer; Director

Robert Loera             Controller and Secretary; Director      -0-            -0-

Dominic A. Polimeni      Director                               37,340           1%

Rolando Loera            Trustee for Touche Employee Stock      27,280           1%
                         Ownership Plan

All Officers and Directors                                   1,218,920          36%
as a Group (5 persons)

 *   Less than 1%

(1) Unless otherwise noted, c/o TMCI Electronics, Inc., 1875 Dobbin Drive, San Jose, CA 95133.
(2) Does not include the exercise of up to 1,492,000 Class A Warrants outstanding as of March 11, 1996 or options to purchase 100,000 shares of Common Stock of the Company granted to Rolando Loera which vest in December 21, 1997.
(3) Does not include options to purchase 100,000 shares of Common Stock granted to Rolando Loera on December 22, 1995 which vest on December 21, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was incorporated in the State of Delaware on December 7, 1995, under the name TMCI Electronics, Inc. A predecessor of the Company was organized under the laws of the State of California ("TMCI California") on September 26, 1995 and was merged into the Company on December 28, 1995.

         Mr. Loera was originally issued 600,000 shares of TMCI California's common stock for $1,000. Upon the merger of TMCI California into the Company, Mr. Loera was issued 600,000 shares of the Company's Common Stock in exchange for his shares of TMCI California.

         On March 16, 1994, $50,000 and on April 1, 1994, $25,000 was advanced to Touche by Frank Ramirez III and Livino Ribaya, Jr., employees of Touche and TEI, in exchange for convertible promissory notes bearing interest at 7.382% and 6.75% per annum and payable in monthly installments of $920 and $979, respectively, through 2009. Identical loans were made to TEI on the same dates by the same employees. In June 1995, $25,000 was advanced to each of Touche and TEI by Jose Antonio Agredano in exchange for a convertible promissory note bearing interest at 10% per annum and payable in monthly installments of $950. All of these notes were converted into shares of Touche and TEI immediately prior to the Effective Date of the Stock Purchase Agreements described below.

         The Company entered into Stock Purchase Agreements dated as of December 28, 1995 (the "Stock Purchase Agreements") with Rolando Loera, Chairman, President and Chief Executive Officer of the Company, and Rolando Loera as Trustee for the Touche Employee Stock Ownership Plan pursuant to which the Company has acquired all of the issued and outstanding stock of Touche and TEI in exchange for the issuance of 893,600 shares of the Company's Common Stock. Immediately prior to the close as of the public offering on March 11, 1996, Messrs. Jose Antonio Agredano, Frank Ramirez III and Livino Ribaya, Jr. exercised their right to acquire shares of Touche and TEI which they converted into 74,680, 149,360 and 74,680 shares of the Company, respectively. The remaining 594,880 shares were issued to Rolando Loera and to the Touche Employee Stock Ownership Plan.

         TEI leases approximately 78,000 square feet of space located at 1881-1899 Dobbin Drive, San Jose, California from Touche Properties, Inc. ("TPI"), a company wholly owned by Rolando Loera, Chairman, President and Chief Executive Officer of the Company, pursuant to a lease agreement dated November 1, 1993. In addition, TEI leases space to subtenants. Touche is one subtenant. The other two subtenants are unaffiliated with the Company. Rent expense amounted to approximately $161,000. Such amounts represent payments by TEI and Touche to TPI, exclusive of any subtenant payments.

         In connection with its acquisition of 1881-1899 Dobbin Drive (the "Property"), TPI borrowed $1,000,000 from the Small Business Administration. This loan bears interest at 6.359% per annum, matures on January 1, 1994 and is secured by a first mortgage on the Property. Touche and TEI, inter alia, have guaranteed the satisfaction of TPI's obligations under this loan.

         TPI also borrowed $303,325 from Touche in December, 1993. This loan bears interest at 10% per annum, and principal and interest are payable in equal monthly installments until satisfied. The principal balance on the loan increased as a result of certain expenses of TPI advanced by Touche. The outstanding balance of the loan as of December 31, 1995 was $440,000.

         In addition, in 1993 Touche made loans to Rolando Loera aggregating $87,190.39. This loan bears interest at 10% per annum and is payable in monthly installments of $1,000. Certain additions were made to the principal amount of the loan in fiscal 1995 to account for payments of certain personal expenses of Rolando Loera by Touche. Accordingly, the outstanding principal balance on the loan was $232,000 at December 31, 1995.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Financial Statements

Report of Independent Auditors                                       F-1

Combined Balance Sheet as of December 31, 1995                       F-2 - F-3

Combined Statements of Operations for the
  Years Ended December 31, 1995 and 1994                             F-4

Combined Statements of Stockholder's Equity                          F-5

Combined Statements of Cash Flows for the
  Years Ended December 31, 1995 and 1994                             F-6 and F-7

Notes to Combined Financial Statements                               F-8 - F-19

Report of Independent Auditors on Supplemental Information           S-1

Combining Balance Sheet as of December 31, 1995                      S-2 - S-3

Combining Statement of Operations for the
  Years Ended December 31, 1995 and 1994                             S-4 - S-5

               (b) Exhibits

3.0 Certificate of Incorporation, filed with Delaware Secretary of State on December 7, 1995.*

3.1   By-laws.*

4.0   Specimen Copy of Common Stock Certificate.*

4.1   Form of Class A Warrant Certificate.*

4.3   Form of Underwriters' Purchase option.*

4.4   Form of Warrant Agreement.*

10.0  Employment Agreement, Rolando Loera, dated December 28, 1995.*

10.2  Subscription Paper dated November 6, 1995.*

10.5 Small Business Loan Agreement dated October 26, 1993 with related Guarantees of Touche Manufacturing Company, Inc., Touche Electronics, Inc. and Rolando Loera.*

10.6 Lease Agreement dated January 1, 1993 relating to 1875 Dobbin Drive, San Jose, CA.*

10.7 Lease Agreement dated October 25, 1993 relating to 1881 - 1899 Dobbin Drive, San Jose, CA.*

10.9  1995 Stock Option Plan.*

10.10 Touche Manufacturing Company, Inc. Employee Stock Option Plan.*

21.0  Subsidiaries of the Registrant.*

         *Incorporated by reference from registration statement number 33-80973 on form SB-2 originally filed with the Commission on December 29, 1995.

                                 SIGNATURE PAGE

         In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMCI Electronics, Inc.

By (Signature and Title) /s/Rolando Loera
                         ---------------------
                            ROLANDO LOERA
                            Chairman,
                            President and
                            Chief Executive Officer

Date: May 29, 1996

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Rolando Loera                          By: /s/Dominic A. Polimeni
    ----------------------------------             -----------------------------
    ROLANDO LOERA, Chairman, President             DOMINIC A. POLIMENI, Director
    and Chief Executive Officer, Director

Date: May 29, 1996                                 Date: May 29, 1996


By: /s/Charles E. Shaw
    ----------------------------------
    CHARLES E. SHAW, Vice President
    Chief Financial Officer, Director

Date: May 29, 1996


By: /s/Robert Loera
    ----------------------------------
    ROBERT LOERA, Controller, Secretary
    and Director

Date: May 29, 1996

INDEX TO FINANCIAL STATEMENTS
================================================================================

TMCI ELECTRONICS, INC.

   Report of Independent Auditors.................................  F-1

   Combined Balance Sheet as of December 31, 1995.................  F-2 - F-3

   Combined Statements of Operations for the Years Ended
   December 31, 1995 and 1994.....................................  F-4

   Combined Statements of Stockholders' Equity....................  F-5

   Combined Statements of Cash Flows for the Years Ended
   December 31, 1995 and 1994.....................................  F-6 - F-7

   Notes to Combined Financial Statements.........................  F-8 - F-19

   Report of Independent Auditors on Supplemental Information.....  S-1

   Combining Balance Sheet as of December 31, 1995................  S-2 - S-3

   Combining Statements of Operations for the Years Ended
   December 31, 1995 and 1994 ....................................  S-4 - S-5


                         .  .  .  .  .  .  .  .  .  .  .

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
   TMCI Electronics, Inc.
   San Jose, California

         We have audited the accompanying combined balance sheet of TMCI Electronics, Inc., Touche Manufacturing Company, Inc. and Touche Electronics, Inc. as of December 31, 1995, and the related combined statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of TMCI Electronics, Inc., Touche Manufacturing Company, Inc., and Touche Electronics, Inc. as of December 31, 1995, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                 MORTENSON AND ASSOCIATES, P. C.
                                                  Certified Public Accountants.

Cranford, New Jersey
February 13, 1996

TMCI ELECTRONICS, INC.
================================================================================

COMBINED BALANCE SHEET AS OF DECEMBER 31, 1995.
================================================================================

ASSETS:
CURRENT ASSETS:
   Cash                                                              $   701,672
   Accounts Receivable - Net                                           4,182,411
   Inventory                                                           3,179,317
   Due from Related Party                                                100,000
   Note Receivable - Other                                                98,989
   Prepaid Expenses and Other Current Assets                             167,016
   Deferred Income Taxes                                                 164,960
                                                                     -----------

   TOTAL CURRENT ASSETS                                                8,594,365
                                                                     -----------

PROPERTY AND EQUIPMENT - NET                                           2,918,677
                                                                     -----------

OTHER ASSETS:
   Due from Stockholder                                                  232,033
   Due from Related Party                                                344,676
   Deferred Loan Fees - Net                                               28,500
   Deferred Offering Costs                                               292,986
   Other Assets                                                              930
                                                                     -----------

   TOTAL OTHER ASSETS                                                    899,125
                                                                     -----------

   TOTAL ASSETS                                                      $12,412,167
                                                                     ===========

See Notes to Combined Financial Statements.

TMCI ELECTRONICS, INC.
================================================================================

COMBINED BALANCE SHEET AS OF DECEMBER 31, 1995.
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                             $ 4,814,964
   Due to Affiliate                                                       25,720
   Line of Credit                                                      1,644,576
   Notes Payable - Current Portion                                       459,539
   Capital Lease Obligations - Current Portion                           256,237
   Convertible Promissory Notes - Current Portion                         15,204
   Income Taxes Payable                                                  258,168
                                                                     -----------

   TOTAL CURRENT LIABILITIES                                           7,474,408
                                                                     -----------

LONG-TERM LIABILITIES:
   Bridge Notes Payable                                                  537,878
   Notes Payable - Net of Current Portion                              1,198,116
   Capital Lease Obligations - Net of Current Portion                    478,505
   Convertible Promissory Notes - Net of Current Portion                 113,590
   Deferred Income Taxes                                                 429,215
                                                                     -----------

   TOTAL LONG-TERM LIABILITIES                                         2,757,304
                                                                     -----------

COMMITMENTS AND CONTINGENCIES                                                 --
                                                                     -----------

   TOTAL LIABILITIES                                                  10,231,712
                                                                     -----------

STOCKHOLDERS' EQUITY:
   Common Stock, $.001 Par Value, 25,000,000 Shares
     Authorized, 600,000 Issued and Outstanding                              600

   Additional Paid-in Capital                                          1,029,829

   Retained Earnings                                                   1,150,026
                                                                     -----------

   TOTAL STOCKHOLDERS' EQUITY                                          2,180,455

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $12,412,167
                                                                     ===========

See Notes to Combined Financial Statements.

TMCI ELECTRONICS, INC.
================================================================================

COMBINED STATEMENTS OF OPERATIONS
================================================================================

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                                     ------------
                                                             1 9 9 5             1 9 9 4
                                                             -------             -------
SALES - NET                                               $ 28,098,919        $ 20,869,434

COST OF GOODS SOLD                                          19,991,649          14,950,750
                                                          ------------        ------------

   GROSS PROFIT                                              8,107,270           5,918,684

OPERATING EXPENSES                                           6,384,946           4,938,454
                                                          ------------        ------------

   INCOME FROM OPERATIONS                                    1,722,324             980,230
                                                          ------------        ------------

OTHER INCOME [EXPENSE]:
   Other Income                                                 40,394             109,865
   Interest Income                                              39,002              35,022
   Interest Expense                                           (615,881)           (602,733)
   Non-Cash Finance Charge                                    (287,878)                 --
   Gain on Sale of Equipment                                   109,655                 835
                                                          ------------        ------------

   TOTAL OTHER [EXPENSE]                                      (714,708)           (457,011)
                                                          ------------        ------------

   INCOME BEFORE PROVISION FOR INCOME TAXES                  1,007,616             523,219

PROVISION FOR INCOME TAXES                                     534,200             103,577
                                                          ------------        ------------

   NET INCOME                                             $    473,416        $    419,642
                                                          ============        ============

EARNINGS PER SHARE:
   Net Income Per Share                                   $       0.25        $       0.22
                                                          ============        ============

PRO FORMA NET INCOME [SEE NOTE 22] [UNAUDITED]:
   Income Before Provision for Income Taxes               $  1,007,616        $    523,219
   Pro Forma Income Taxes                                      509,100             209,288
                                                          ------------        ------------

   PRO FORMA NET INCOME                                   $    498,516        $    313,931
                                                          ============        ============

PRO FORMA NET INCOME PER SHARE [UNAUDITED]:
   Income Before Provision for Income Tax Per Share       $       0.53        $       0.28
   Pro Forma Income Tax Per Share                                 0.27                0.11
                                                          ------------        ------------

   PRO FORMA NET INCOME PER SHARE                         $       0.26        $       0.17
                                                          ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES                            1,893,600           1,893,600
                                                          ============        ============

See Notes to Combined Financial Statements.

TMCI ELECTRONICS, INC.
================================================================================

COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                                    COMMON STOCK
                                                    ------------              ADDITIONAL                          TOTAL
                                             NUMBER OF                         PAID-IN          RETAINED       STOCKHOLDERS'
                                              SHARES           AMOUNT          CAPITAL          EARNINGS          EQUITY
                                              ------           ------          -------          --------          ------
BALANCE - JANUARY 1, 1994                           --       $       --       $       --       $  256,968       $  256,968

   Issuance of Common Stock
     November 6, 1995 and exchange of
     Shares Among Entities under
     Common Control [Reflected
     Retroactively
        - See Note 19B and C]                  600,000              600          279,829               --          280,429
                                            ----------       ----------       ----------       ----------       ----------

BALANCE - JANUARY 1, 1994                      600,000              600          279,829          256,968          537,397

   Net Income for the Year Ended
     December 31, 1994                              --               --               --          419,642          419,642
                                            ----------       ----------       ----------       ----------       ----------

BALANCE - DECEMBER 31, 1994                    600,000              600          279,829          676,610          957,039

   Finance Charge Incurred on Bridge
     Notes Payable                                  --               --          750,000               --          750,000

   Net Income for the Year Ended
     December 31, 1995                              --               --               --          473,416          473,416
                                            ----------       ----------       ----------       ----------       ----------

   BALANCE - DECEMBER 31, 1995                 600,000       $      600       $1,029,829       $1,150,026       $2,180,455
                                            ==========       ==========       ==========       ==========       ==========

See Notes to Combined Financial Statements.

TMCI ELECTRONICS, INC.
================================================================================

COMBINED STATEMENTS OF CASH FLOWS
================================================================================

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                               ------------
                                                        1 9 9 5             1 9 9 4
                                                        -------             -------
OPERATING ACTIVITIES:
   Net Income                                        $    473,416        $    419,642
                                                     ------------        ------------
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operations:
     Depreciation and Amortization                        702,056             604,599
     Deferred Income Taxes                                201,272              25,052
     [Gain] on Sale of Equipment                               --                (835)
     Amortization of Deferred Loan Fees                   114,000              22,500
     Non-Cash Finance Charge                              287,878                  --
     Contribution to ESOP Plan                                 --              50,000

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                             (1,855,640)           (305,608)
       Inventory                                         (800,439)         (1,177,426)
       Prepaid Expenses                                  (104,192)            (26,955)
       Employee Advances                                       --                 (61)
       Advance Under Note Receivable                        8,698               5,019
       Note Receivable - Other                                 --            (102,142)
     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses            2,087,105             886,278
       Income Taxes Payable                               179,145              44,174
                                                     ------------        ------------

     Total Adjustments                                    819,883              24,595
                                                     ------------        ------------

   NET CASH - OPERATING ACTIVITIES - FORWARD            1,293,299             444,237
                                                     ------------        ------------

INVESTING ACTIVITIES:
   Advances Under Stockholders Note Receivable           (170,370)                 --
   Collection of Stockholder Note Receivable                   --              25,527

   Incorporation Fees                                         354                  --
   Acquisition of Equipment                              (343,956)           (171,297)
   Proceeds from Sale of Equipment                             --               7,000
                                                     ------------        ------------

   NET CASH - INVESTING ACTIVITIES - FORWARD             (513,972)           (138,770)
                                                     ------------        ------------

FINANCING ACTIVITIES:
   Payments for Deferred Offering Costs                  (292,986)                 --
   Proceeds from Bridge Loan Payable                    1,000,000                  --
   Advance Under Line of Credit                            51,513                  --
   Repayment of Line of Credit                                 --            (351,835)
   Proceeds of Note Payable                               137,085           1,651,092
   Payment of Deferred Loan Costs                              --            (165,000)
   Repayment of Note Payable                             (625,827)         (1,198,241)
   Repayment of Capital Lease Obligations                (251,886)           (315,100)
   Advance with Affiliates                               (100,182)            (78,452)
   Advances Under Convertible Promissory Notes              6,144             150,000
   Repayment of Convertible Promissory Note               (18,432)             (8,918)
   Common Stock Issued                                      1,000                  --
                                                     ------------        ------------

   NET CASH - FINANCING ACTIVITIES - FORWARD         $    (93,571)       $   (316,454)

See Notes to Combined Financial Statements.

TMCI ELECTRONICS, INC.
================================================================================

COMBINED STATEMENTS OF CASH FLOWS
================================================================================

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                                 ------------
                                                          1 9 9 5            1 9 9 4
                                                          -------            -------
   NET CASH - OPERATING ACTIVITIES - FORWARDED          $ 1,293,299        $   444,237

   NET CASH - INVESTING ACTIVITIES - FORWARDED             (513,972)          (138,770)

   NET CASH - FINANCING ACTIVITIES - FORWARDED              (93,571)          (316,454)
                                                        -----------        -----------

   NET INCREASE [DECREASE] IN CASH                          685,756            (10,987)

CASH - BEGINNING OF YEARS                                    15,916             26,903
                                                        -----------        -----------

   CASH - END OF YEARS                                  $   701,672        $    15,916
                                                        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                           $   578,492        $   581,332
     Income Taxes                                       $   156,707        $    36,449

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         The following table sets forth property and equipment costs which were completely financed through equipment contracts:

December 31,
- ------------
   1995                                                     $124,035
   1994                                                     $209,002

         In November 1995, the Company incurred a non-cash finance charge of $750,000 in connection with bridge financing, of which $287,878 was charged to operations at December 31, 1995 [See Note 12].

         See Note 19 for information about the Stock Purchase Agreement and exchange of shares.

         During 1995, Touche contributed 16,667 shares of their stock valued at $50,000 to settle a liability to their Employee Stock Ownership Plan [See Note 17].

See Notes to Combined Financial Statements.

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
================================================================================

[1] FINANCIAL STATEMENT PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

Subsequent to December 31, 1995, the entities noted below executed an exchange of shares among entities under common control and common management, immediately prior to a public offering of securities [See Note 19C].

The effects of this recapitalization and merger are reflected retroactively in these combined financial statements.

The balance sheet as of December 31, 1995 is presented on a combined basis and includes TMCI Electronics, Inc. ["TMCI"], Touche Manufacturing, Inc. ["Touche"], and Touche Electronics, Inc. ["TEI"] [collectively, the "Company"]. The financial statements for the year ended December 31, 1995 include the results of operations, cash flows and changes in stockholders' equity for Touche and TEI for the twelve months then ended; and the results of operations, cash flows and changes in stockholders' equity for TMCI from September 26, 1995 [date of incorporation] to December 31, 1995 [See Note 2].

The combined financial statements for the year ended December 31, 1994 include the results of operations, cash flows and changes in stockholders' equity for Touche and TEI.

All significant intercompany transactions have been eliminated for all period presented.

The Company manufactures custom-fabricated metal enclosures for manufacturers of computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. The Company also assembles and installs wire cable harnesses used in custom-fabricated metal enclosures for manufacturers of computers, telecommunications test equipment and medical test equipment.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION - TMCI was incorporated on September 26, 1995, under the laws of the State of California. At the date of incorporation, there was no issuance of, nor subscriptions for, its capital stock.

The Company entered into Stock Purchase Agreements [the "Agreements"] [See Note 19C] with the stockholders of Touche and TEI to acquire all of their issued and outstanding stock. The consummation of the Agreements occurred immediately prior to the effective date of the Company's proposed public offering.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. At December 31, 1995, there were no cash equivalents.

INVENTORY - Inventory is recorded at the lower of cost or market. Cost, which includes materials, labor and overhead, is determined using the first-in, first-out basis method.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment is stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets.

The Company is the lessee of machinery and equipment under capital leases expiring in various years through 2000. These assets, which have been included in property and equipment, are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the year ended December 31, 1995.

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #2
================================================================================

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

DEFERRED LOAN COSTS - Deferred loan costs are being amortized over the term of the loan using the straight-line method.

DEFERRED OFFERING COSTS - Amounts paid or accrued for costs associated with the anticipated public offering [See Note 19C] will be expensed and not recorded as a reduction of the net proceeds, if the offering is not consummated.

RISK CONCENTRATIONS - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the Western United States.

The Company periodically has money in financial institutions that is subject to normal credit risk beyond insured amounts. This credit risk, representing the excess of the bank's deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance, amounted to approximately $669,000 at December 31, 1995.

The Company's extension of credit to its customers, which are primarily located in the Silicon Valley, California, results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers, but routinely assesses the financial strength of its customers. Based upon factors surrounding the credit risk of its customers and the Company's historical collection experience, an allowance for uncollectible accounts amounting to $8,279 has been established. The Company believes that its accounts receivable credit risk exposure beyond such allowance is limited. Such assessment may be subject to change in the near term.

The Company had sales to three unrelated customers in the computer industry approximating 33%, 18% and 19%, respectively, of the Company's total net sales for the year ended December 31, 1995. For the year ended December 31, 1994, sales to these three unrelated customers approximated 29%, 26% and 13%, respectively. The loss of one or more of these customers may have a severe impact on the Company in the near term.

PRO FORMA EARNINGS PER SHARE - Historical earnings per share will not be indicative of the continuing capital structure of the Company upon the consummation of the reorganization described in Note 19C. The 1,893,600 shares, used in the computations of earnings per share, as if they were outstanding for all periods presented, give effect to the following transactions: (i) the issuance of 600,000 shares to the majority stockholder in December 1995, (ii) the conversion of convertible debt into 298,720 shares of common stock, (iii) the issuance of 400,000 shares of common stock to bridge lenders and (iv) the recapitalization and stock exchange among the companies, certain individuals and the Touche Employee Stock Ownership Plan, resulting in the issuance of 594,880 shares of common stock by the Company.

[3] INVENTORY

Inventory consists of the following:

                                                                     December 31,
                                                                       1 9 9 5
                                                                       -------
Raw Materials                                                         $1,400,311
Work-in Process:
   Materials                                                           1,309,528
   Direct Labor                                                          212,510
   Overhead                                                              256,968
                                                                      ----------

   TOTAL                                                              $3,179,317
                                                                      ==========

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #3
================================================================================

[4] NOTE RECEIVABLE - OTHER

As of December 31, 1995, the Company had advanced $98,989 to the landlord of its warehouse and office facilities. This note is payable in monthly installments of $2,215, including interest at 10% per annum, and matures in August 1999. In January 1996, the Company refinanced a note payable, whereby the landlord assumed the outstanding balance of the note [See Note 9]. In consideration of the transaction, the Company canceled the outstanding note receivable from the landlord and executed a note payable to the landlord in the amount of approximately $291,000.

[5] PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Property and equipment is comprised of the following:

                                                                    December 31,
                                                                      1 9 9 5
                                                                      -------
Machinery and Equipment                                             $ 3,859,253
Furniture and Fixtures                                                  478,248
Transportation Equipment                                                166,676
Leasehold Improvements                                                   69,533
                                                                    -----------

Total                                                                 4,573,710
Less:  Accumulated Depreciation and Amortization                     (1,655,033)
                                                                    -----------

   TOTAL                                                            $ 2,918,677
                                                                    ===========

Depreciation and amortization expense amounted to $702,056 and $604,599 for the years ended December 31, 1995 and 1994, respectively. Property and equipment is depreciated using the straight-line method for financial statement purposes and an accelerated method for tax over their estimated productive lives. The estimated productive lives range from 5 to 7 years.

The following is a summary of property held under capital leases, which have been included in property and equipment as set forth above. Amortization expense on property under capital lease is included in depreciation expense:

                                                                    December 31,
                                                                      1 9 9 5
                                                                      -------
Machinery and Equipment                                             $ 1,062,251
Auto                                                                     77,496
Office Equipment                                                        158,013
                                                                    -----------

Total Property Held Under Capital Lease                               1,297,760
Less:  Accumulated Amortization                                        (469,442)
                                                                    -----------

   NET                                                              $   828,318
                                                                    ===========

Amortization of property held under capital lease is calculated using the straight-line method while an accelerated method is used for tax purposes. Amortization is calculated over the lesser of the assets' estimated productive life, or the lease term.

[6] DUE FROM RELATED PARTY

The Company has amounts due from an entity controlled by the majority stockholder of the Company with interest to 10% per annum. At December 31, 1995, the balance due the Company amounted to $444,676. Interest income on these amounts approximated $30,000 for each of the years ended December 31, 1995 and 1994. In addition, the entity borrowed $1,000,000 from the Small Business Administration. The Company has guaranteed amounts due under the loan.

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #4
================================================================================

[7] DUE FROM STOCKHOLDER

The December 31, 1995 balance due from the stockholder is comprised of two unsecured promissory notes due on demand from the Company's president.

Each of the notes due from the Company's president call for interest payable at 10% per annum. The cumulative balance outstanding of these notes was $232,033 at December 31, 1995.

[8] LINE OF CREDIT

In March 1994, the Company entered into a loan and security agreement with a financial institution providing for the Company to borrow up to 80% of its eligible accounts receivable, as defined in the agreement, up to a maximum $3,867,000. Interest on this credit line is calculated at prime plus 3.5%. Prime at December 31, 1995 was 8.5%. The line of credit agreement, which contains certain standard covenants, is collateralized by all of the assets of the Company and has been guaranteed by the majority stockholder of the Company and an affiliate [See Note 20C].

[9] NOTES PAYABLE

Notes payable consist of the following:

                                                                      December 31,
                                                                        1 9 9 5
                                                                        -------
Notes payable to financial institution in monthly installments of $18,883 plus interest at the bank's prime rate plus 3.5%
   [Prime was 8.5% at December 31, 1995]; guaranteed by the
   majority stockholder of the Company and two related
   companies; due April 1999.                                         $  603,540

Note payable to financing company with monthly payments of $228 including principal and interest at 12.00% per annum; due
   October 1997; collateralized by automotive equipment.                   4,471

Note payable to financing company with monthly payments of $280 including principal and interest at 10.75% per annum; due
   January 1998; collateralized by automotive equipment.                   6,255

Note payable to financing company with monthly payments of $362 including principal and interest at 9.87% per annum; due
   December 1998; collateralized by automotive equipment.                 11,967

Note payable to financing company with monthly payments of
   $14,709 including principal and interest at 7.9% per annum;
   due November 1998; collateralized by machinery and equipment.         430,652

Note payable to financing company with monthly payments of
   $6,005 including principal and interest at 10.75% per annum;
   due April 2004; collateralized by property held by an
   affiliated entity [See Note 4].                                       395,714

Note payable to individual with monthly payments of $1,057 per month including interest at 9.82% per annum; due July 1999.
   This note is convertible into 74,680 shares of Company common
   stock [See Note 19C and 20A].                                          38,174
                                                                      ----------

   Total - Forward                                                    $1,490,773

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #5
================================================================================

[9] NOTES PAYABLE [CONTINUED]

                                                                      December 31,
                                                                        1 9 9 5
                                                                        -------
   Total - Forwarded                                                  $1,490,773

Note payable to financing company with monthly payments of $1,606 including principal and interest at 11.09% per annum; due
   January 2000; collateralized by machinery and equipment.               69,060

Note payable to financing company with monthly payments of $2,454 including principal and interest at 8.5% per annum; due
   December 1999; collateralized by machinery and equipment.              97,822
                                                                      ----------

Total                                                                  1,657,655
Less: Current Portion                                                    459,539
                                                                      ----------

   NONCURRENT PORTION                                                 $1,198,116
                                                                      ==========

Current maturities on long-term debt at December 31, 1995 are as follows:

  Due by
December 31,
- ------------
    1996                                                             $  459,539
    1997                                                                475,002
    1998                                                                373,785
    1999                                                                 95,995
    2000                                                                 49,503
    Thereafter                                                          203,831
                                                                     ----------

    TOTAL                                                            $1,657,655
                                                                     ==========

Interest expense amounted to $615,881 and $602,733 for the years ended December 31, 1995 and 1994, respectively.

[10] CAPITAL LEASE OBLIGATIONS

The Company has entered into various capital leases for machinery and equipment [See Note 5]. The following table sets forth the future minimum lease payments during the next five years for leases in effect at December 31, 1995:

Year ending
- -----------
   1996                                                                $ 320,156
   1997                                                                  249,735
   1998                                                                  146,201
   1999                                                                   87,488
   2000                                                                   51,034
   Thereafter                                                                 --
                                                                       ---------

   Total Minimum Lease Payments                                          854,614
   Imputed Interest                                                     (119,872)
                                                                       ---------
   Present Value of Minimum Lease Payments                               734,742
   Current Portion                                                      (256,237)
                                                                       ---------

     LONG-TERM CAPITAL LEASE OBLIGATION                                $ 478,505
                                                                       =========

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #6
================================================================================

[11] OTHER LIABILITIES

Pursuant to a purchase agreement with the previous owner of the operating assets of the business, consummated in September 1992, the Company will assume, and has agreed to perform and pay when due, all of the liabilities, obligations, and contracts of the previous owner as of August 31, 1992, and any additional liabilities arising in the ordinary course of business. Accrued expenses include management's estimate of their liability under this purchase agreement of approximately $112,000.

[12] BRIDGE NOTES PAYABLE

In November and December 1995, the Company borrowed an aggregate of $1,000,000 in bridge loans, as evidenced by four promissory notes of $250,000 each bearing a rate of eight percent [8%] simple interest. The loans mature on the earlier of one year from inception or the consummation of a public offering of the Company's securities [See Note 20B]. As additional consideration, solely for making the loans, the Company granted the lenders the right to receive an aggregate of 200,000 units ["Bridgeholder's Units"]. Each Bridgeholder's Unit consists of (i) two shares of Common Stock, (ii) two Class A Redeemable Common Stock Purchase Warrants ["Class A Warrants"] and (iii) two Class B Redeemable Common Stock Purchase Warrants ["Class B Warrants"]. The Lenders may exercise the right to receive the Bridgeholder's Units by delivering the notice thereof to the Company at any time after the effective date of the offering. The holders of the Bridge Units agreed not to sell, pledge, hypothecate, encumber or otherwise dispose of any of the Bridge Units for a period of thirteen months following the effective date of the offering. The Company has valued these units at $3.75 per unit. This valuation represents a fifty percent discount from the price at which options were granted to the Company's president on December 22, 1995 [See Note 19D]. Such discount was reflected due to restrictions imposed on the holders of the Bridge Units as to the salability of the units issued. The Company has accounted for the $750,000 value of the Bridgeholder's Units as debt issue costs to be amortized by the interest method over the expected life of the promissory notes. For the year ended December 31, 1995, amortization of $287,878 of such costs is reflected in the statement of operations while the bridge loans in the balance sheet are presented net of the remaining $462,122 of unamortized charges at that date.

[13] CONVERTIBLE PROMISSORY NOTES

On March 16, 1994 and April 1, 1994, the Company received advances of $100,000 and $50,000 respectively from two employees of the Company, in the form of convertible promissory notes, bearing interest at 7.38% and 6.75% per annum, and payable in monthly installments of $920 and $979, respectively, through 2009. Maturities of the convertible promissory notes are as follows:

1996                                                                    $ 15,204
1997                                                                      17,388
1998                                                                      19,620
1999                                                                      13,468
2000                                                                      11,518
Thereafter                                                                51,596
                                                                        --------

   TOTAL                                                                $128,794
                                                                        ========

These notes may be converted into a maximum of 224,040 shares of the Company's stock [See Notes 19C and 20A].

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #7
================================================================================

[14] INCOME TAXES

TMCI and Touche are Subchapter C corporations subject to the tax provisions under that section of the Internal Revenue Code.

TEI elected to be taxed under the provision of Subchapter S of the Internal Revenue Code. Under those provisions, the Company does not pay federal corporate income taxes on its taxable income. Instead, the stockholders are liable for federal and state income taxes on the Company's taxable income. The Company is, however, responsible for California state income tax at the rate of 2 1/2% of taxable income with a minimum tax of $800. The Company's S corporation election will be terminated upon the consummation of a public offering of its securities [See Note 20B].

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, and consist primarily of depreciation, inventory capitalization, allowance for bad debts, contribution deductions, and the alternative minimum tax.

The components of the provision for income taxes are as follows:

                                                                 December 31,
                                                                 ------------
                                                           1 9 9 5          1 9 9 4
                                                           -------          -------
CURRENT TAX EXPENSE:
   Federal                                                $ 354,200        $      --
   State                                                     66,900            2,503
                                                          ---------        ---------

   Totals                                                   421,100            2,503
   Less: Benefit of Net Operating Loss Carryforward         (86,100)              --
                                                          ---------        ---------

   TOTAL CURRENT PROVISION                                  335,000            2,503
                                                          ---------        ---------

DEFERRED:
   Federal                                                  203,800           60,035
   State                                                     (4,600)          41,039
                                                          ---------        ---------

   TOTAL DEFERRED PROVISION                                 199,200          101,074
                                                          ---------        ---------

   TOTAL PROVISION FOR TAXES                              $ 534,200        $ 103,577
                                                          =========        =========

The components of the deferred tax liability as of December 31, 1995 are as follows:

Deferred Tax Asset:
   Alternative Minimum Tax Credits                       $ 29,700
   Non-Cash Financing Charge                              115,200
   Inventory Capitalization                                20,060
                                                         --------

                                                          164,960
   Valuation Allowance                                         --
                                                         --------

   Deferred Tax Asset - Current                           164,960

Deferred Tax Liabilities
   Excess Tax Over Book Accumulated Depreciation -
     Non-Current                                          429,215
                                                         --------

   NET DEFERRED TAX LIABILITIES                          $264,255
                                                         ========

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #8
================================================================================

[14] INCOME TAXES [CONTINUED]

A reconciliation between the Company's effective tax rate and the U.S. statutory rate follows:

                                                             1 9 9 5      1 9 9 4
                                                             -------      -------
U.S. Statutory Rate Applied to Pretax Income                   34%          34%
State Tax Provision - Net of Federal Tax Benefit                6            6
Effect of S Corporation Operations                              2          (10)
Other                                                          11          (10)
                                                              ---          ---

   TOTAL EFFECTIVE TAX RATE                                    53%          20%
                                                              ===          ===

[15] NET OPERATING LOSS CARRYFORWARDS

As of December 31, 1995, the Company utilized the remaining balance of its federal and state net operating loss carryforwards as an offset to its federal and state income tax expense.

[16] RELATED PARTY TRANSACTIONS

A substantial portion of the Company's production and administrative facilities are leased from an affiliate which is 100% owned by the Company's sole stockholder. The lease commenced in November 1993 and expires on November 30, 2013. Minimal rentals under this lease over the next five years and thereafter are approximately as follows:

1996                                                                  $  377,000
1997                                                                     507,200
1998                                                                     507,200
1999                                                                     507,200
2000                                                                     507,200
Thereafter                                                             6,551,100
                                                                      ----------

   TOTAL                                                              $8,956,900
                                                                      ==========

As of December 31, 1995 and 1994, the Company owed the affiliate $25,720 and $65,720, respectively, for unpaid rentals.

[17] EMPLOYEES' STOCK OWNERSHIP PLAN

Effective as of January 1, 1993, Touche adopted a Noncontributory Employees' Stock Ownership Plan ["the Plan"] covering all full-time employees who have met certain service requirements. It provides for discretionary contributions by Touche as determined annually by the directors and stockholders.

For the year ended December 31, 1994, Touche incurred an obligation to the ESOP Plan of $50,000. The 1994 obligation was satisfied in 1995 when Touche contributed 16,667 shares of their stock to the Plan. As of December 31, 1995 and 1994, the Plan owned approximately 10% and 8%, respectively, of Touche's outstanding shares.

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #9
================================================================================

[18] COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company signed a twenty [20] years and eight [8] months lease commencing September 1, 1992 for its manufacturing and office facilities. The base rent beginning on the commencement date and continuing through April 30, 2003 is $470,160 per year. Annual rental increases on each January 1st shall be adjusted per the average annual Consumer Price Index - San Francisco/Oakland/San Jose Metropolitan Area. Beginning on May 1, 2003 and continuing through the remaining lease term, the base rent will be the prevailing market rate.

The Company is leasing various office equipment on 24 to 36 month leases. At the end of each lease, they are subject to a fair market value purchase option.

Minimum lease payments for the next 5 years and thereafter [not including the CPI increases] are:

1996                                                                  $  470,160
1997                                                                     470,160
1998                                                                     470,160
1999                                                                     470,160
2000                                                                     470,160
Thereafter                                                             5,798,640
                                                                      ----------

    TOTAL                                                             $8,149,440
                                                                      ==========

Rent expense amounted to $730,417 and $608,420 for the years ended December 31, 1995 and 1994, respectively.

EQUIPMENT ACQUISITION - In 1995, the Company entered into two agreements to purchase machinery and equipment totaling $457,553. As of December 1995, the Company had not yet taken delivery of this equipment.

EMPLOYMENT AGREEMENT - The Company has entered into an employment agreement ["Agreement] dated as of December 28, 1995 with its president. The term of employment will commence upon the effective date of the public offering [See
Note 19C] and will expire on the fifth anniversary thereof. The annual salary under the Agreement is $225,000. The term of employment will be automatically extended for an additional five year term in the absence of notice from either party. This salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary and performance increases as may be determined by the Board of Directors except that during the first three years following the effective date, his salary may not exceed $225,000. The president is also eligible to receive an annual bonus of up to $100,000, payable in four installments. The Agreement provides that during the initial three years of the term of employment, an annual bonus of $100,000 will be awarded to the president and that such bonus awards will be used by him to repay certain indebtedness [See Note 6]. Bonuses during the remainder of the term of employment will be at the discretion of the Board of Directors.

The Agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company. The Agreement further provides for the use of an automobile and other fringe benefits commensurate with his duties and responsibilities. The Agreement also provides for benefits in the event of disability.

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #10
================================================================================

[19] STOCKHOLDERS' EQUITY

[A] DESCRIPTION OF SECURITIES - The authorized capital stock of the Company consists of 25,000,000 shares of common stock, $.001 par value per share. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available therefor when, as and if declared by the Board of Directors and, upon liquidation or dissolution of the Company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to stockholders. All outstanding shares of common stock are validly authorized and issued, fully paid and nonassessable.

[B] ISSUANCE OF COMMON STOCK - On November 6, 1995, the Company issued 600,000 shares of its common stock to a sole stockholder in exchange for $1,000.

[C] STOCK PURCHASE AGREEMENTS AND PUBLIC OFFERING - TMCI has entered into Stock Purchase Agreements [the "Agreements"], dated as of December 28, 1995, with the stockholders of Touche and TEI to acquire all of the issued and outstanding stock of Touche and TEI.

Under terms of the Agreements, the President, Chief Executive Officer and Chairman of TMCI, individually, and as trustee of the Plan, has agreed to exchange shares of Touche and TEI for 567,600 and 27,280 shares, respectively, of TMCI.

As previously referred to [See Notes 9 and 13 ], certain noteholders will exchange the stock of Touche and TEI received upon conversion of such notes for 298,720 shares of TMCI [See Note 20A].

In December 1995, the Company filed a registration statement with the Securities Exchange Commission for a public offering for 1,280,000 units ["Units"] of its securities at $5.00 per Unit. Each Unit consists of one share of common stock and one redeemable Class A warrant. Each Class A warrant entitles the holder to purchase one share of common stock at $5.50 per share during the four year period commencing one year from the effective date. The Class A warrants are redeemable under certain conditions.

TMCI's acquisition of Touche and TEI will occur immediately prior to the effective date of the public offering.

[D] STOCK OPTION PLAN - The Company has adopted a stock option plan, effective December 22, 1995. Under such plan, key employees and officers and consultants of the Company will be granted options to purchase shares of the Company's common stock at their fair market value on the date of grant. The plan provides for an aggregate of 500,000 options. On December 22, 1995, the Company's president was granted options to purchase 100,000 shares of common stock at $3.75 per share. The options vest two years from the date of grant and will expire in December 2005. The Plan also permits stock appreciation rights to be granted in tandem with options.

[20] SUBSEQUENT EVENTS [UNAUDITED] SUBSEQUENT TO THE DATE OF THE REPORT OF THE INDEPENDENT AUDITORS

[A] CONVERSION OF DEBT-TO-EQUITY - Immediately prior to the consummation of the public offering [See Note 20B], the holders of the convertible promissory notes issued by Touche and TEI [See Notes 9 and 13] exercised the conversion right of the notes and exchange them for 298,720 shares of TMCI.

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #11
================================================================================

[20] SUBSEQUENT EVENTS [UNAUDITED] (CONTINUED)

[B] PUBLIC OFFERING - On March 11, 1996, the Company closed the initial public offering of its securities [See Note 19C] resulting in net proceeds to the Company of approximately $5,800,000. The Company sold 1,472,000 Units consisting of one share of common stock, $0.001 par value per share and one redeemable Class A warrant at a price of $5.00 per Unit. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $5.50 per share for a period of four years beginning March 5, 1997. The Company may redeem the Class A warrants any time after March 5, 1997, upon thirty days written notice, if the average closing price or bid price of the common stock, as reported by the principal market on which the common stock is quoted or traded, equals or exceeds $8.75 per share, for any 20 consecutive trading days ending within five days prior to the date of the notice of redemption. The Company used a portion of the proceeds from the offering to repay the bridge notes described in Note 12.

[C] LINE OF CREDIT ARRANGEMENT - In March 1996, the Company arranged for a line of credit facility and term loan facility with a new financial institution. The new facilities bear interest rates ranging from of prime + .75% to prime + 1.25% and have been used to pay off the existing line of credit facilities and other debt aggregating approximately $2,800,000.

[21] FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of December 31, 1995:

                                                    Carrying            Fair
                                                     Amount             Value
                                                     ------             -----
Loan Receivable - Stockholder                      $  232,033         $  232,033
Bridge Loan Payable                                $  537,878         $  537,878
Note Payable - Net of Current Portion              $1,198,116         $1,198,116
Convertible Promissory Notes
   - Net of Current Portion                        $  113,590         $  113,590

In assessing the fair value of these financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, notes receivable, accounts payable, amounts due to and from related parties and affiliates, and short-term debt, management estimates that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. Management estimates that the carrying amount of its long-term indebtedness approximates fair value since the interest rates currently offered to the Company for debt of the same remaining maturities approximates the average interest rates which the Company is currently paying. The Company does not believe it is practicable to estimate the fair value of the guarantee described in Note 6 and does not believe exposure to loss is likely.

[22] PRO FORMA INCOME TAXES [UNAUDITED]

As of December 31, 1995, the Conversion of Debt to Equity, Stock Purchase Agreements, and Public Offering [See Note 19] had not occurred. The pro forma effect of the income tax expense on the Company's net income if all of these events had occurred at the beginning of the fiscal years presented is shown on the combined statement of operations. The pro forma tax amounts have been computed based on statutory rates in effect for the periods presented.

TMCI ELECTRONICS, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #12
================================================================================

[23] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," in March of 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

                      .  .  .  .  .  .  .  .  .  .  .  .  .

           REPORT OF INDEPENDENT AUDITORS ON SUPPLEMENTAL INFORMATION

To the Board of Directors of
   TMCI Electronics, Inc.
   San Jose, California

         Our report on our audits of the combined financial statements of TMCI Electronics, Inc., Touche Manufacturing Company, Inc. ["Touche"] and Touche Electronics, Inc. ["TEI"] as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, appears on Page F-1. Those audits were made for the purpose of forming an opinion on the combined financial statements taken as a whole. The combining information on Pages S-2- S-5 has been subjected to the auditing procedures applied in the audits of the combined financial statements and is presented for purposes of additional analysis of the combined financial statements rather than to present the financial position and results of operations of the individual companies. Accordingly, we do not express an opinion on the financial position and results of operations of the individual companies. However, in our opinion, the combining information is fairly stated in all material respects in relation to the combined financial statements taken as a whole.



                                              MORTENSON AND ASSOCIATES, P. C.
                                               Certified Public Accountants.

Cranford, New Jersey
February 13, 1996

TMCI ELECTRONICS, INC.
================================================================================

COMBINING BALANCE SHEET AS OF DECEMBER 31, 1995.
================================================================================

                                                       HISTORICALS
                                    -----------------------------------------------
                                        TMCI
                                    ELECTRONICS,                                           COMBINING
                                        INC.             TOUCHE              TEI          ADJUSTMENTS          COMBINED
                                        ----             ------              ---          -----------          --------
ASSETS:
CURRENT ASSETS:
   Cash                             $   701,672       $        --       $        --       $        --        $   701,672
   Accounts Receivable - Net                 --         2,435,808         1,746,603                --          4,182,411
   Inventory                                 --         1,149,854         2,029,463                --          3,179,317
   Due from Related Parties                  --           992,480                --          (892,480)           100,000
   Note Receivable - Other                   --            98,989                --                --             98,989
   Due from Related Parties             200,000                --                --          (200,000)                --
   Prepaid Expenses and Other
     Current Assets                          --           145,379            21,637                --            167,016
   Deferred Income Taxes                115,200            49,760                --                --            164,960
                                    -----------       -----------       -----------       -----------        -----------

   TOTAL CURRENT ASSETS               1,016,872         4,872,270         3,797,703        (1,092,480)         8,594,365

PROPERTY AND EQUIPMENT
 - NET                                       --         2,758,080           160,597                --          2,918,677

STOCKHOLDER LOAN                             --           232,033                --                --            232,033

DUE FROM RELATED PARTY                       --           344,676                --                --            344,676

DEFERRED LOAN FEES - NET                     --            28,500                --                --             28,500

DEFERRED OFFERING COSTS                 292,986                --                --                --            292,986

OTHER ASSETS                                 --                --               930                --                930
                                    -----------       -----------       -----------       -----------        -----------

   TOTAL ASSETS                     $ 1,309,858       $ 8,235,559       $ 3,959,230       $(1,092,480)       $12,412,167
                                    ===========       ===========       ===========       ===========        ===========

TMCI ELECTRONICS, INC.
================================================================================

COMBINING BALANCE SHEET AS OF DECEMBER 31, 1995.
================================================================================

                                                               HISTORICALS
                                            ------------------------------------------------
                                                TMCI
                                            ELECTRONICS,                                            COMBINING
                                                INC.             TOUCHE              TEI           ADJUSTMENTS          COMBINED
                                                ----             ------              ---           -----------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accounts Payable and Accrued
     Expenses                               $   206,749        $ 2,815,054       $ 1,793,161       $        --        $ 4,814,964
   Due to Affiliate                                  --            100,000         1,018,200        (1,092,480)            25,720
   Line of Credit                                    --            740,506           904,070                --          1,644,576
   Notes Payable - Current
     Portion                                         --            459,539                --                --            459,539
   Capital Lease Obligations -
     Current Portion                                 --            256,237                --                --            256,237
   Convertible Promissory Notes                      --              7,602             7,602                --             15,204
   Income Taxes Payable                              --            258,168                --                --            258,168
                                            -----------        -----------       -----------       -----------        -----------

   TOTAL CURRENT LIABILITIES                    206,749          4,637,106         3,723,033        (1,092,480)         7,474,408
                                            -----------        -----------       -----------       -----------        -----------

LONG-TERM LIABILITIES:
   Bridge Notes Payable                         537,878                 --                --                --            537,878
   Notes Payable - Net of Current
     Portion                                         --          1,100,294            97,822                --          1,198,116
   Capital Lease Obligations - Net
     of Current Portion                              --            478,505                --                --            478,505
   Convertible Promissory Notes -
     Net of Current Portion                          --             56,795            56,795                --            113,590
   Deferred Income Taxes                             --            429,215                --                --            429,215
                                            -----------        -----------       -----------       -----------        -----------

   TOTAL LONG-TERM LIABILITIES                  537,878          2,064,809           154,617                --          2,757,304
                                            -----------        -----------       -----------       -----------        -----------

   TOTAL LIABILITIES                            744,627          6,701,915         3,877,650        (1,092,480)        10,231,712
                                            -----------        -----------       -----------       -----------        -----------

COMMITMENTS AND
   CONTINGENCIES                                     --                 --                --                --                 --
                                            -----------        -----------       -----------       -----------        -----------

STOCKHOLDERS' EQUITY:
   Common Stock                                     600            278,429             1,000          (279,429)               600

   Additional Paid-in Capital                   750,400                 --                --           279,429          1,029,829

   Retained Earnings [Deficit]                 (185,769)         1,255,215            80,580                --          1,150,026
                                            -----------        -----------       -----------       -----------        -----------

   TOTAL STOCKHOLDERS' EQUITY                   565,231          1,533,644            81,580                --          2,180,455
                                            -----------        -----------       -----------       -----------        -----------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $ 1,309,858        $ 8,235,559       $ 3,959,230       $(1,092,480)       $12,412,167
                                            ===========        ===========       ===========       ===========        ===========

TMCI ELECTRONICS, INC.
================================================================================

COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995.
================================================================================

                                                             HISTORICALS
                                        ----------------------------------------------------
                                            TMCI
                                        ELECTRONICS,                                                 COMBINING
                                            INC.              TOUCHE                TEI             ADJUSTMENTS         COMBINED
                                            ----              ------                ---             -----------         --------
SALES - NET                             $         --        $ 23,601,854        $  9,146,077        $ (4,649,012)     $ 28,098,919
COST OF GOODS SOLD                                --          16,091,220           8,549,441          (4,649,012)       19,991,649
                                        ------------        ------------        ------------        ------------      ------------

   GROSS PROFIT                                   --           7,510,634             596,636                  --         8,107,270

OPERATING EXPENSES                             5,145           5,825,178             554,623                  --         6,384,946
                                        ------------        ------------        ------------        ------------      ------------

[LOSS] INCOME FROM
   OPERATIONS                                 (5,145)          1,685,456              42,013                  --         1,722,324
                                        ------------        ------------        ------------        ------------      ------------

OTHER INCOME [EXPENSE]:
   Other Income                                   --               1,775              38,619                  --            40,394
   Interest Income                                --              39,002                  --                  --            39,002
   Interest Expense                           (7,946)           (477,891)           (130,044)                 --          (615,881)
   Non-Cash Finance Charge                  (287,878)                 --                  --                  --          (287,878)
   Gain on Sale of Equipment                      --             109,655                  --                  --           109,655
                                        ------------        ------------        ------------        ------------      ------------

   TOTAL OTHER [EXPENSE]                    (295,824)           (327,459)            (91,425)                 --          (714,708)
                                        ------------        ------------        ------------        ------------      ------------

   [LOSS] INCOME BEFORE
     PROVISION FOR INCOME
     TAXES                                  (300,969)          1,357,997             (49,412)                 --         1,007,616

PROVISION FOR INCOME TAXES                  (115,200)            649,400                  --                  --           534,200
                                        ------------        ------------        ------------        ------------      ------------

   NET [LOSS] INCOME                    $   (185,769)       $    708,597        $    (49,412)       $         --      $    473,416
                                        ============        ============        ============        ============      ============

EARNINGS PER SHARE:
   Net [Loss]

   Income Per Share                     $       (.10)       $        .37        $       (.02)       $         --      $        .25
                                        ============        ============        ============        ============      ============

PRO FORMA NET INCOME
   [UNAUDITED] [22]:
   [Loss] Income Before Provision
     for Income Taxes                   $   (300,969)       $  1,357,997        $    (49,412)       $         --      $  1,007,616
   Pro Forma Income Taxes                   (115,200)            649,400                  --             (25,100)          509,100
                                        ------------        ------------        ------------        ------------      ------------

   PRO FORMA NET [LOSS]
     INCOME                             $   (185,769)       $    708,597        $    (49,412)       $    (25,100)     $    498,516
                                        ============        ============        ============        ============      ============

PRO FORMA NET [LOSS] INCOME
   PER SHARE [UNAUDITED]:
   [Loss] Income Before Provision
     for Income Tax Per Share           $       (.16)       $        .71        $       (.02)       $        .01      $        .53
   Pro Forma Income Tax
     Per Share                                  (.06)                .34                  --                  --               .27
                                        ------------        ------------        ------------        ------------      ------------

   PRO FORMA NET INCOME
     [LOSS] PER SHARE                   $       (.10)       $        .37        $       (.02)       $        .01      $        .26
                                        ============        ============        ============        ============      ============

WEIGHTED AVERAGE NUMBER
   OF SHARES                                                                                                             1,893,600
                                                                                                                      ============

TMCI ELECTRONICS, INC.
================================================================================

COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1994.
================================================================================

                                                          HISTORICALS
                                     -----------------------------------------------------
                                          TMCI
                                      ELECTRONICS,                                                  COMBINING
                                          INC.               TOUCHE                TEI             ADJUSTMENTS          COMBINED
                                          ----               ------                ---             -----------          --------
SALES - NET                          $           --       $ 18,023,424        $  4,797,798        $ (1,951,788)       $ 20,869,434
COST OF GOODS SOLD                               --         12,539,399           4,363,139          (1,951,788)         14,950,750
                                     --------------       ------------        ------------        ------------        ------------

   GROSS PROFIT                                  --          5,484,025             434,659                  --           5,918,684

OPERATING EXPENSES                               --          4,667,588             270,866                  --           4,938,454
                                     --------------       ------------        ------------        ------------        ------------

INCOME [LOSS] FROM
   OPERATIONS                                    --            816,437             163,793                  --             980,230
                                     --------------       ------------        ------------        ------------        ------------

OTHER INCOME [EXPENSE]:
   Other Income                                  --             85,235              24,630                  --             109,865
   Interest Income                               --             35,022                  --                  --              35,022
   Interest Expense                              --           (545,165)            (57,568)                 --            (602,733)
   Gain on
     Sale of Equipment                           --                835                  --                  --                 835
                                     --------------       ------------        ------------        ------------        ------------

   TOTAL OTHER [EXPENSE]                         --           (424,073)            (32,938)                 --            (457,011)
                                     --------------       ------------        ------------        ------------        ------------

   INCOME BEFORE PROVISION FOR
     INCOME TAXES                                --            392,364             130,855                  --             523,219

PROVISION FOR INCOME TAXES                       --            101,874               1,703                  --             103,577
                                     --------------       ------------        ------------        ------------        ------------

   NET INCOME                        $           --       $    290,490        $    129,152        $         --        $    419,642
                                     ==============       ============        ============        ============        ============

PRO FORMA NET INCOME
   [UNAUDITED] [22]:
   Income Before Provision
     for Income Taxes                $           --       $    392,364        $    130,855        $         --        $    523,219
   Pro Forma Income Taxes                        --            101,874              52,342              55,072             209,288
                                     --------------       ------------        ------------        ------------        ------------

   PRO FORMA NET INCOME              $           --       $    290,490        $     78,513        $    (55,072)       $    313,931
                                     ==============       ============        ============        ============        ============

EARNINGS PER SHARE:
   Net Income Per Share              $           --       $        .15        $        .07        $         --        $        .22
                                     ==============       ============        ============        ============        ============

PRO FORMA NET INCOME
   [UNAUDITED]:
   Income Before Provision for
     Income Tax Per Share            $           --       $        .21        $        .07        $         --        $        .28
   Pro Forma Income Tax Per
     Share                                       --                .05                 .03                 .03                 .11
                                     --------------       ------------        ------------        ------------        ------------

   PRO FORMA NET INCOME
     [LOSS] PER SHARE                $           --       $        .16        $        .04        $       (.03)       $        .17
                                     ==============       ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER
   OF SHARES                                                                                                             1,893,600
                                                                                                                      ============