Form 10QSB
period 1996-06-30
TMCI ELECTRONICS INC
filed 1996-08-14
CIK 1005509

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from        to
                                                       ------    ------

                         Commission file number 0-27510

                              TMCI ELECTRONICS, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                           77-0413814
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                        Identification No.)

  1875 DOBBIN DRIVE, SAN JOSE, CA                          95133
(Address of principal executive offices)                 (Zip Code)
Issuer's telephone number (408) 272-5700

Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1996: 3,365,600.

         Transitional Small Business Disclosure Format (check one): Yes    No x
                                                                      ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                              TMCI ELECTRONICS, INC
                             STATEMENT OF OPERATIONS

                                   [UNAUDITED]

                                                             Three Months ended                       Six Months ended
                                                                  June 30,                                June 30,
                                                             ------------------                        ---------------
                                                            1996             1995                  1996                1995
                                                            ----             ----                  ----                ----
                                                        Consolidated        Combined          Consolidated          Combined

SALES, net                                               $7,579,668         $7,293,464         $15,250,133         $13,735,894

Cost of Goods Sold                                       $5,022,516         $5,270,048         $10,419,266         $ 9,745,109
                                                         ----------         ----------         -----------         -----------

         Gross Profit                                    $2,497,152         $2,023,416           4,830,867         $ 3,990,785

Operating Expenses                                       $2,021,379         $1,604,674           3,877,773         $ 2,963,893
                                                         ----------         ----------         -----------         -----------
         Income from operations                             475,773            418,742             953,094           1,026,892
                                                         ----------         ----------         -----------         -----------

Other Income [Expense]:
         Gain on sale of equipment                           14,302         $      (74)            136,500         $       (74)
         Life insurance                                  $   (2,291)        $       --              (2,291)        $        --
         Interest expense                                   (59,847)          (173,055)           (200,184)           (316,384)
         Non-cash finance charge                                 --         $       --            (462,122)        $        --
         Other income                                         5,545            (11,880)             39,704         $        --
         Interest income                                 $   28,018         $   18,629              28,018              18,629
                                                         ----------         ----------         -----------         -----------

         Total other [expense]                              (14,273)          (166,380)           (460,375)           (297,829)
                                                         ----------         ----------         -----------         -----------

         Income Before Provision for Income Taxes        $  461,500            252,362             492,719         $   729,063

         Provision for Income Taxes                      $  189,215         $       --         $   200,090         $   255,804

         Net Income                                      $  272,285            252,362         $   292,630         $   473,259
                                                         ==========         ==========         ===========         ===========
Earnings per Share:
         Net Income Per Share                            $      .08         $      .13         $       .10         $       .25
                                                         ==========         ==========         ===========         ===========

Pro Forma Net Income [see note]
         Income Before Provision for Income Taxes        $      N/A         $  252,362         $   492,719         $   729,063
         Pro-Forma Income Taxes                                 N/A            103,468             200,280             255,804
                                                         ----------         ----------         -----------         -----------
         Pro-Forma Net Income                            $      N/A         $  148,894         $   292,630         $   473,259

Pro Forma Net Income per Share
         Income before Provision for Income Tax
         per Share                                       $      N/A         $      .13         $       .12         $       .39
         Pro-Forma Income Tax per Share                  $      N/A         $      .05         $       .07         $       .14
                                                         ----------         ----------         -----------         -----------
         Pro-Forma Net Income per Share                  $      N/A         $      .08         $       .10         $       .25
                                                         ----------         ----------         -----------         -----------

Weighted Average number of Shares                         3,365,600          1,893,600           2,839,886           1,893,600
                                                         ----------         ----------         -----------         -----------


                        (SEE NOTES TO FINANCIAL STATEMENTS)

                             TMCI ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1996
                                   (UNAUDITED)

         ASSETS:
         Current Assets:
                  Cash                                                   $ 2,385,224
                  Accounts Receivable, Net                                 2,306,472
                  Inventory                                                4,759,057
                  Deferred Income Taxes                                      140,275
                  Prepaid Expenses and Other Current Assets                  386,425

                                                                         -----------
                  Total Current Assets                                   $ 9,977,453
                                                                         -----------

         Property and Equipment - Net                                      3,355,611
                                                                         -----------

         Other Assets:
                  Due from Stockholder's                                 $   238,167
                  Due from Related Party                                     343,956
                  Other Assets                                                   800
                                                                         -----------

                  Total Other Assets                                         582,923
                                                                         -----------

                  Total Assets                                           $13,915,987
                                                                         -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY:
         Current Liabilities:
                  Accounts payable and Accrued Expenses                  $ 2,908,090
                  Notes Payable - Current Portion                            395,875
                  Capital Lease Obligation - Current Portion                  50,454
                                                                         -----------

                  Total Current Liabilities                              $ 3,354,419
                                                                         -----------

         Long Term Liabilities:
                  Notes Payable - Current Portion                        $ 1,492,610
                  Capital Lease Obligation - Current Portion                 242,417
                  Deferred Income Taxes                                      550,811
                                                                         -----------
                  Total long-term liabilities                            $ 2,285,838
                                                                         -----------

                  Total Liabilities                                      $ 5,640,257
                                                                         -----------

Commitment and Contingencies                                             $        --

Stockholders' Equity:
                  Common Stock - .001 par value, 25,000,000 shares
                  authorized, 3,365,600 issued and outstanding           $     3,366
                  Additional Paid in Capital                             $ 6,829,708
                  Retained Earnings                                      $ 1,442,656
                                                                         -----------
                           Total Stockholders' Equity                    $ 8,275,730
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $13,915,987
                                                                         -----------


                       (SEE NOTES TO FINANCIAL STATEMENTS)

                              TMCI ELECTRONICS, INC
                             STATEMENT OF CASH FLOWS
                                   [UNAUDITED]

                                                                         Six Months ended
                                                                             June 30,
                                                                             --------
                                                                       1996             1995
                                                                       ----             ----
                                                                    Consolidated      Combined
                                                                    ------------      --------

Operating Activities
         Net Income                                                    292,630          473,259
         Adjustments to reconcile net income to
         Net cash from operations:
                  Depreciation and amortization                    $   395,256        $ 343,730
                  Deferred income taxes                            $     9,234        $ 237,056
                  Gain on sale of equipment                        $  (136,500)       $      74
                  Non-cash financing charge                        $   462,122        $      --
                  Amortization of Deferred loan fees               $    28,500        $      --
         Charges in Assets and Liabilities:
         [Increase] decrease in:
                  Accounts receivable, trade                       $ 1,875,938        $(510,122)
                  Inventory                                        $(1,579,740)       $(205,336)
                  Prepaid expenses and other  current assets       $  (144,408)       $ (33,609)
                  Employee Advances                                $        --          (17,670)
         Increase (decrease) in:
                  Accounts payable and accrued expenses            $(1,621,746)       $(209,198)
                  Income taxes payable                             $  (121,216)       $ (30,000)

Net Cash - Operating Activities - Forward                          $  (539,926)       $  48,184
                                                                   -----------        ---------

Investing Activities:
                  Proceeds from sales of equipment                 $   193,000        $   4,000
                  Purchase of equipment                            $  (321,689)       $(298,260)
                  Note receivable - Other                          $    98,989        $ (17,214)
                  Due from Stockholder                             $    (6,134)       $  (9,394)
                                                                   -----------        ---------

Net Cash -  Investing Activities - Forward                         $   (35,834)       $(320,868)
                                                                   -----------        ---------

Financing Activities:
                  Credit line                                      $(1,644,376)       $  89,624
                  Debt repayment                                   $  (906,706)       $(356,165)
                  Repayment of Bridge note payable                 $(1,000,000)       $      --
                  Proceeds from public offering                    $ 5,810,594        $      --
                  Advance from affiliates                          $        --        $ 532,376
                  Note payable proceeds                            $        --        $ 228,742
                                                                   -----------        ---------
Net Cash - Financing Activities                                    $ 2,259,312        $ 315,329
                                                                   -----------        ---------

Net Increase [Decrease] in Cash                                    $ 1,683,552        $  42,645

Cash - Beginning of Periods                                        $   701,672        $  15,917
                                                                   -----------        ---------

Cash - End of Periods                                              $ 2,385,224        $  58,562
                                                                   -----------        ---------


                         (SEE NOTES TO FINANCIAL STATEMENTS)

TMCI  ELECTRONICS, INC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

[UNAUDITED]

1)BASIS OF REPORTING

The entities noted below executed an exchange of shares among entities under common control, upon the effectiveness of a public offering of securities [See Note # 6]

The balance sheet as of June 30, 1996 is presented on a consolidated basis and includes TMCI Electronics, Inc. ["TMCI"], and its wholly-owned subsidiaries, Touche Manufacturing Company, Inc. ["Touche"] and Touche Electronics Inc. ["TEI"] [collectively, the "Company"]. The consolidated financial statements for the periods ended June 30, 1996 include the results of operations, and cash flows for the Company.

The combined financial statements for the period ended June 30, 1995, include the results of operations, and cash flow for Touche and TEI for the six months then ended. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of its operations and cash flows for the three and six month periods ended June 30, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the financial statement and notes for the period ended December 31, 1995 included in the Company's Annual Report on form 10-KSB.

2) INCOME PER SHARE

Income per share of common stock is based on weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive.

3). COMMON STOCK

At June 30, 1996, 3,365,600 shares of the Company's common stock were issued and outstanding.

4) INVENTORY

Inventory consists of the following:

                                                                          June 30,
                                                                          --------
                                                                            1996
                                                                            ----

         Raw Materials                                                   $2,333,090
         Finished goods                                                     365,238
         Work in process:
                  Materials                                               1,493,994
                  Direct Labor                                              309,767
                  Overhead                                                  256,968

                  Total                                                  $4,759,057
                                                                         ----------

5) REVOLVING CREDIT LINE

On March 28, 1996, the company entered into a loan and security agreement with a financial institution providing for the company to borrow up to 80% of its eligible accounts receivable, as defined in the agreement, up to a maximum of $4 million. Interest on this credit line is calculated at prime plus 3/4 % which at June 30, 1996 was 9%. The line of credit agreement, which shall continue for one year, is secured with all of the assets of the company.

6) PUBLIC OFFERING

On March 5, 1996, the Company closed the Initial Public Offering of its securities resulting in net proceeds to the Company of approximately $5,800,000. The Company sold 1,472,000 Units consisting of one share of common stock, $0.001 par value per share and one redeemable Class A warrant at a price of $5.00 per unit. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $5.50 per share for a period of four years beginning March 5, 1997. The Company may redeem the class A warrants any time after March 5, 1997, upon thirty days' written notice, if the average closing price or bid price of the common stock, as reported by the principal market on which the common stock is quoted or traded, equals or exceeds $8.75 per share, for any twenty consecutive trading days ending within five days prior to the date of the notice of redemption.

7) PRO FORMA INCOME TAXES

As of March 10, 1996, the Initial Public Offering which resulted in the termination of the "S" corporation status of TEI had not yet occurred. The pro forma tax amounts have been computed as if the termination had occurred at the beginning of all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective March 5, 1996, TMCI Electronics, Inc. ("Company") acquired Touche Manufacturing Company, Inc. ("Touche") and Touche Electronics, Inc. ("TEI") pursuant to certain Stock Purchase Agreements executed on December 28, 1995. Prior to that time, the Company's operations consisted of forming of the Company, preparing for the acquisition of Touche and TEI, as well preparing for the initial public offering of its securities discussed below.

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

Results of Operations

The results of operations utilizes the combined results from Touche and TEI prior to their acquisition by the Company, eliminating intercompany transactions as represented by the financial statements. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto, that appear elsewhere in this report.

                                   Combined Statements of Income
                                        Six Months Ended
                                             June 30,

                                        1996               1995
                                        ----               ----

Sales( 1 )                        $ 15,250,133        $ 13,735,894
Cost of goods sold( 1 )             10,419,266           9,745,109
                                  ------------        ------------
Gross Profit                         4,830,867           3,990,785
Operating expenses                   3,877,773           2,963,893
                                  ------------        ------------
Income before tax provision            953,094           1,026,892
Other (income)expense                 (260,190)             18,555
Interest expense                      (200,184)           (316,384)
Provision for tax                     (200,090)            (255,804)
                                  ------------        ------------
Net income                        $    292,630        $    473,259
                                  ============        ============



( 1 )  Net of intercompany sales and cost of goods sold as follows:

         June 30,1996...................................$2,747,102

         June 30,1995...................................$2,335,118

                       (SEE NOTES TO FINANCIAL STATEMENTS)

Net Sales

Net sales increased by approximately $1,514,200 or 11% to $15,250,133 from $13,735,894 for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. However, in the middle of the second quarter ended June 30, 1996, the Company's rate of growth declined due to a general slowdown in the industry which caused the Company to revise its sales forecast, and to reschedule customer orders. In responding to the changing conditions in the marketplace, the Company reduced operations and operating costs to levels that are more in line with its revised sales and operating growth plans for the remainder of calendar year ended December 31, 1996.

Gross Profit

Gross profit increased approximately $840,100 or 21% to $4,830,867 from $3,990,785 for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. As a percentage of sales, gross profit increased approximately 3% to 32% from 29% for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. Certain improvements in operational efficiencies were responsible for the higher margins in the business.

Operating Expenses

Operating expenses increased approximately $913,900 or 31% to $3,877,773 from $2,963,893 for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. As a percentage of sales, the Company's operating expenses increased 4% to 25% from 21% for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. Operating expenses increased primarily due to an investment in infrastructure to support planned growth, including two new operating divisions. This investment included additional personnel, building rental costs, repairs, professional fees, promotions of certain engineers to management positions and other items.

Interest Expense

Interest expense for the six month period ended June 30, 1996 was approximately $200,200, representing a slight decrease of approximately $116,200 or 37% from the six month period ended June 30, 1995. Interest expense decreased during the six month period ended June 30, 1996 due to a substantial reduction in outstanding long term debt, capital lease obligations, and bank borrowings.

Net Income

Net income decreased approximately $180,600 or 38% to $292,630 from $473,259 for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. The decline in net income was due primarily to: (1) a one-time financing charge of approximately $462,100 on certain bridge loans that were made by the Company in the fourth quarter of 1995 to help fund its initial public offering, and (2) increased operating expenses incurred to fund two new divisions which did not generate income in the six month period, and (3) $200,100 provision for income taxes; partially offset by a gain of approximately $136,500 on the sale of capital equipment, approximately $28,000 in interest income, and approximately $39,700 in other income.

                       (SEE NOTES TO FINANCIAL STATEMENTS)

Liquidity and Capital Resources

The Company has a long-term revolving line of credit with Manufacturers Bank ("Mfrs"), which expires May 1, 1997, and bears interest at Mfrs' base rate plus 3/4%. This facility permits the Company to borrow up to $4,000,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable. The Company had no outstanding borrowings under the line of credit as of June 30, 1996. In addition, the Company and Mfrs have agreed to a term facility of up to $1,500,000 available for equipment purchases, which will bear interest at Mfrs' base rate plus 1 1/4%. There were approximately $1,129,500 outstanding borrowings under this facility as of June 30, 1996.

On March 5, 1996, the Company closed an Initial Public Offering of its securities resulting in net proceeds of approximately $ 5.8 million. The Company used the proceeds of the offering to repay certain bridge notes and other debt and apply the remaining proceeds to working capital.

The Company's working capital increased approximately $5,523,000 from $1,100,000 to $6,623,000 during the six month period ended June 30, 1996. This increase resulted primarily from an increase in cash of approximately $1,683,600 from the Initial Public Offering net proceeds, an increase in inventory of approximately $1,579,700, a decrease in accounts payable of approximately $1,621,700 and a decrease in the line of credit drawdown of approximately $1,644,600. The increase in inventory resulted mainly from planned growth in sales volume.

The Company required cash to fund operating activities of approximately ($539,900) in the six month period ended June 30, 1996 as compared to generating cash from operating activities of approximately $48,200 in the six month period ended June 30, 1995. Additional cash was required to pay for inventory buildup, a reduction in accounts payable, tax payments and an increase in prepaid expenses. Cash used in investing and financing activities, which includes sale and purchase of equipment, deferred offering costs, debt reduction, bridge note payable, note receivable from Touche Properties, Inc. ( a company wholly owned by Rolando Loera, Chairman, President and Chief Executive Officer of the Company), issuance of common stock and additional paid-in capital was approximately $2,259,300 and $315,300 in the six month periods ended June 30, 1996 and June 30, 1995, respectively.

During the six month period ended June 30, 1996, the Company's property, plant, and equipment increased by approximately $860,700. Management has projected capital expenditure requirements of approximately $277,000 for the remainder of fiscal 1996. During the six month period ended June 30, 1996, the Company spent approximately $321,700 of cash to purchase capital assets, which was funded through long term borrowing.

Management believes that its current financial position, together with available borrowings under the Company's various credit facilities will be sufficient to meet the Company's anticipated operating needs and projected capital assets purchase requirements for the next twelve months.

Certain statements made above relating to plans, objectives and economic performance go beyond historical information and may provide an indication of future results. To such extent, they are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward looking statement. Such factors include but not limited to, the assumption that no material changes in the general market condition will occur and the assumption that the Company does not incur any unanticipated expenditures.

                       (SEE NOTES TO FINANCIAL STATEMENTS)

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None of the Company, Touche or TEI is a party to any material legal proceedings and, to the best of the Company's information, knowledge and belief, none is contemplated or has been threatened.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are being filed with this report:

Exhibit No.                Description

11                         Computation of Earnings per Share

         (b) No reports on Form 8-K were filed during the six month period ended June 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TMCI Electronics, Inc.
                                                (Registrant)

Date:  August 14, 1996                  By:________________________________
                                           Charles Shaw, Chief Financial Officer
                                           (Principal Financial Officer)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TMCI Electronics, Inc.
                                                (Registrant)

Date:  August 14, 1996                 By:  /s/ Charles Shaw
                                            ---------------------
                                           Charles Shaw, Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

11                                  Computation of Earnings per Share