Form 10QSB
period 1996-09-30
TMCI ELECTRONICS INC
filed 1996-11-13
CIK 1005509

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to________

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

                                 (408) 272-5700
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes___   No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996: 3,365,600.

         Transitional Small Business Disclosure Format (check one): Yes___  No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TMCI ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                                   (UNAUDITED)

ASSETS:
Current Assets:
         Cash                                                     $ 2,147,314
         Accounts Receivable, Net                                   1,691,391
         Inventory                                                  5,091,630
         Deferred Income Taxes                                         29,700
         Prepaid Expenses and Other Current Assets                    352,405
                                                                  -----------

         Total Current Assets                                     $ 9,312,440

                                                                  -----------
     Property and Equipment - Net                                 $ 3,447,871
                                                                  -----------

Other Assets:
         Due from Stockholder                                     $   238,167
         Due from Related Party                                       339,842
         Other Assets                                                     734
                                                                  -----------

         Total Other Assets                                       $   578,743
                                                                  -----------

         TOTAL  ASSETS                                            $13,339,054
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
           Accounts payable and Accrued Expenses                  $ 2,421,092
           Notes Payable - Current Portion                            395,875
           Capital Lease Obligation - Current Portion                  50,454
                                                                  -----------

           Total Current Liabilities                              $ 2,867,422
                                                                  -----------

Long Term Liabilities:

           Notes Payable - Net of Current Portion                 $ 1,394,241
          Capital Lease Obligation - Net of Current Portion           223,538
          Deferred Income Taxes                                       405,383
                                                                  -----------
          Total long-term liabilities                             $ 2,023,162
                                                                  -----------

          Total Liabilities                                       $ 4,890,584
                                                                  -----------

Commitment and Contingencies                                      $         0

Stockholders' Equity:
           Common Stock - .001 par value, 25,000,000 shares
           authorized, 3,365,600 issued and outstanding           $     3,366
           Additional Paid in Capital                               6,829,707
           Retained Earnings                                        1,615,397
           Total Stockholders' Equity                             $ 8,448,470
                                                                  -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $13,339,054
                                                                  ===========

                       (SEE NOTES TO FINANCIAL STATEMENTS)

                             TMCI ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                                   [UNAUDITED]



                                                               Three Months ended                      Nine Months ended
                                                                  September 30                            September 30
                                                            1996                1995                1996                1995
                                                            ----                ----                ----                ----
                                                        Consolidated           Combined         Consolidated          Combined
                                                        ------------           --------         ------------          --------
SALES, net                                              $  5,246,434        $  6,807,106        $ 20,496,567        $ 20,543,000

Cost of Goods Sold                                         3,078,574           4,673,310          13,497,840          14,418,419
                                                        ------------        ------------        ------------        ------------

         Gross Profit                                      2,167,860           2,133,796           6,998,727           6,124,581

Operating Expenses                                         1,922,557           1,582,963           5,800,330           4,546,855
                                                        ------------        ------------        ------------        ------------

         Income from operations                              245,303             550,834           1,198,397           1,577,726
                                                        ------------        ------------        ------------        ------------

Other Income [Expense]:
         Gain on sale of equipment                             2,965              (2,754)            139,465              (2,828)
         Life insurance                                          (16)             (3,825)             (2,307)             (3,825)
         Interest expense                                    (46,471)           (130,944)           (246,655)           (447,328)
         Non-cash finance charge                                --                  --              (462,122)               --
         Other income                                           --                  --                39,704                --
         Interest income                                      25,606              11,332              53,624              29,961
                                                        ------------        ------------        ------------        ------------

         Total other [expense]                               (17,916)           (126,191)           (478,291)           (424,020)
                                                        ------------        ------------        ------------        ------------

         Income Before Provision for Income Taxes            227,387             424,643             720,106           1,153,706

         Provision for Income Taxes                           54,646             138,873             254,736             394,677

         Net Income                                          172,741             285,770             465,370             759,029
                                                        ------------        ------------        ------------        ------------

Earnings per Share:
         Net Income Per Share                           $        .05        $        .15        $        .15        $        .40
                                                        ------------        ------------        ------------        ------------

Pro Forma Net Income [see note 7]
         Income Before Provision for                             N/A             424,643             720,106           1,153,706
Income Taxes
         Pro-Forma Income Taxes                                  N/A             202,573             254,736             458,377
                                                        ------------        ------------        ------------        ------------
         Pro-Forma Net Income                                    N/A             222,070             465,370             695,329


Pro Forma Net Income per Share
         Income before Provision for                             N/A                 .22                 .24                 .61
Income Tax per Share
         Pro-Forma Income Tax per Share                          N/A                 .10                 .09                 .24
                                                        ------------        ------------        ------------        ------------
         Pro-Forma Net Income per Share                          N/A                 .12                 .15                 .37

Weighted Average number of Shares                          3,365,600           1,893,600           3,016,403           1,893,600
                                                        ------------        ------------        ------------        ------------

                       (SEE NOTES TO FINANCIAL STATEMENTS)

                             TMCI ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                                   [UNAUDITED]

                                                                                         Nine Months ended
                                                                                           September 30
                                                                                           ------------
                                                                                      1996               1995
                                                                                      ----               ----
                                                                                  Consolidated         Combined
                                                                                  ------------         --------
Net Income
Operating Activities
           Net Income                                                             $   465,370        $   759,029
           Adjustments to reconcile net income to net cash from operations:
                    Depreciation and amortization                                     595,257            518,899
                    Deferred income taxes                                             (38,572)           373,998
                    Gain on sale of equipment                                        (139,465)             2,828
                    Non-cash financing charge                                         462,122               --
                    Amortization of Deferred loan fees                                 28,500               --
           Charges in Assets and Liabilities:
           [Increase] decrease in:
                    Accounts receivable, trade                                      1,436,215           (167,368)
                    Inventory                                                      (1,912,313)          (515,703)
                    Prepaid expenses and other  current assets                       (110,389)          (149,342)
                    Employee Advances                                                    --               (7,273)
           Increase (decrease) in:
                    Accounts payable and accrued expenses                            (904,029)           453,371
                    Income taxes payable                                             (258,168)           (28,972)

Net Cash - Operating Activities - Forward                                            (375,472)         1,239,467
                                                                                  -----------        -----------
Investing Activities:
                    Proceeds from sales of equipment                                  197,650              4,000
                    Purchase of equipment                                            (538,989)          (340,161)
                    Note receivable - Other                                           103,103            (92,222)
                    Due from Stockholder                                               (6,134)           (24,394)
                                                                                  -----------        -----------

Net Cash -  Investing Activities - Forward                                           (244,370)          (452,777)
                                                                                  -----------        -----------

Financing Activities:
                    Credit line, net                                               (1,644,576)          (493,596)
                    Debt repayment                                                 (1,100,534)          (563,770)
                    Repayment of Bridge note payable                               (1,000,000)              --
                    Proceeds from public offering                                   5,810,594               --
                    Advance from affiliates                                              --              228,742
                    Note payable proceeds                                                --               50,000
                                                                                  -----------        -----------

Net Cash - Financing Activities                                                     2,065,484           (778,624)
                                                                                  -----------        -----------

Net Increase [Decrease] in Cash                                                     1,445,642              8,066

Cash - Beginning of Periods                                                           701,672             15,917
                                                                                  -----------        -----------


Cash - End of Periods                                                               2,147,314             23,983
                                                                                  ===========        ===========

                       (SEE NOTES TO FINANCIAL STATEMENTS)

TMCI  ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

1)BASIS OF REPORTING

The entities noted below executed an exchange of shares among entities under common control, upon the effectiveness of a public offering of securities. [ See
Note 6 ]

The balance sheet as of September 30, 1996 is presented on a consolidated basis and includes TMCI Electronics, Inc. ["TMCI"], and its wholly owned subsidiaries, Touche Manufacturing Company, Inc. ["Touche"] and Touche Electronics Inc. ["TEI"] [collectively, the "Company"]. The consolidated financial statements for the periods ended September 30, 1996 include the results of operations and cash flows for the Company.

The combined financial statements for the period ended September 30, 1995, include the results of operations, and cash flows for Touche and TEI for the three and nine months then ended.

All significant intercompany balances and transactions have been eliminated in consolidation and combination.

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB.

2) INCOME PER SHARE

Income per share of common stock is based on weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive.

3) COMMON STOCK

At September 30, 1996, 3,365,600 shares of the Company's common stock were issued and outstanding.

4) INVENTORY

Inventory consists of the following:

                    September 30, 1996

Raw Materials          $2,431,492
Finished goods            574,120
Work in process:
Materials               1,475,712
Direct Labor              334,731
Overhead                  275,576
                       ----------

Total                  $5,091,631
                       ==========


5) REVOLVING CREDIT LINE

On March 28, 1996, the Company entered into a loan and security agreement with a financial institution providing for the Company to borrow up to 80% of its eligible accounts receivable, as defined in the agreement, up to a maximum of $ 4 million. Interest on this credit line is calculated at the lender's base rate plus 3/4 %. The base rate at September 30, 1996 was 9%. The line of credit agreement, which shall continue for one year, is collateralized by all of the assets of the Company.

6) PUBLIC OFFERING

On March 11, 1996, the Company completed an Initial Public Offering of its securities resulting in net proceeds to the Company of approximately $ 5,800,000. The Company sold 1,472,000 Units consisting of one share of common stock, $0.001 par value per share and one redeemable Class A warrant at a price of $5.00 per Unit. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $5.50 per share for a period of four years beginning March 5, 1997. The Company may redeem the Class A warrants any time after March 5, 1997, upon thirty days' written notice, if the average closing price or bid price of the common stock, as reported by the principal market on which the common stock is quoted or traded, equals or exceeds $ 8.75 per share, for any twenty consecutive trading days ending within five days prior to the date of the notice of redemption.

7) PRO FORMA INCOME TAXES

As of March 10, 1996, the Initial Public Offering, which resulted in the termination of the "S" corporation status of TEI, had not yet occurred. The pro forma tax amounts have been computed as if the termination had occurred at the beginning of all periods presented.

8) SUBSEQUENT EVENTS

In the prospectus for its Public Offering which closed on March 11, 1996, the Company expressed its intention to seek out proposed acquisition candidates of companies with business complementary to those of the Company. The Company continues to evaluate prospective candidates. However, on November 7, 1996, the Company's Board of Directors passed a Resolution which authorized Touche Electronics, Inc. to acquire the business and net assets of Pen Interconnect, Inc.'s San Jose Division, a manufacturer of custom designed wire cable harness products. The acquisition of Pen Interconnect, Inc.'s San Jose Division was completed on November 12, 1996, and is now an operating division of Touche Electronics, Inc.

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


                                    Combined Statements of Income
                                          Nine Months Ended
                                            September 30,

                                      1996                1995
                                      ----                ----
Sales(1)                          $ 20,496,567        $ 20,543,000
Cost of goods sold(1)               13,497,840          14,418,419
Gross Profit                         6,998,727           6,124,581
Operating expenses                   5,800,330           4,546,855
Income before tax provision          1,198,397           1,577,726
Other income (expense)                (231,636)             23,308
Interest expense                      (246,655)           (447,328)
Provision for tax                     (254,736)           (394,677)
Net income                             465,370             759,029

( 1 )  Net of intercompany sales and cost of goods sold as follows:

         September 30, 1996................................$3,257,678
         September 30, 1995................................$3,456,519

                       (SEE NOTES TO FINANCIAL STATEMENTS)

Net Sales

Net sales decreased by approximately $46,400 to $20,496,567 from $20,543,000 for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. The slight decline in sales was due primarily to a number of order cancellations and the rescheduling of customer orders. In the third quarter ended September 30, 1996, the Company's sales forecast was adjusted downward to reflect the impact of the general slowdown in the industry, changing local market conditions, and the resulting decline in sales and operations. In response to the decline in value-added business, the Company has accelerated its sales and marketing to capture more of the core business from new potential customers.

Gross Profit

Gross profit increased approximately $874,100 or 14% to $6,998,727 from $6,124,581 for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. As a percentage of sales, gross profit increased approximately 4% to 34% from 30% for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. Operating efficiencies continue playing a key part in the maintenance of higher gross profit margins in the business.

Operating Expenses

Operating expenses increased approximately $1,253,500 or 22% to $5,800,330 from $4,546,855 for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. As a percentage of sales, the Company's operating expenses increased 6% to 28% from 22% for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. The increase in operating expenses was primarily due to an investment in infrastructure to support planned growth, including two new operating divisions. This investment included additional personnel, building rental costs, repairs, professional fees, promotions of certain engineers to management positions and other items. The Company continues to respond quickly to the changing market conditions by lowering its operating costs through reduced labor force and other actions to levels that are more in line with its revised sales and growth plans for the remainder of the calendar year ending December, 1996.

Interest Expense

Interest expense for the nine month period ended September 30, 1996 was approximately $246,600, representing a decrease of approximately $200,700 or 45% from the nine month period ended September 30, 1995. Interest expense decreased during the nine month period ended September 30, 1996 due to a substantial reduction in outstanding long term debt, capital lease obligations, and bank borrowings as compared to the nine month period ended September 30, 1995.

Net Income

Net income decreased approximately $293,700 or 39% to $465,370 from $759,029 for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. The decline in net income was due primarily to:
(1) a one-time financing charge of approximately $462,100 on certain bridge loans that were made by the Company in the fourth quarter of 1995 to help fund its initial public offering, and (2) increased operating expenses incurred to fund two new divisions which did not generate income in the nine month period, partially offset by a reduction in interest expense, a gain of approximately $139,000 on the sale of capital equipment, and a $63,000 increase in interest and other income.


                       (SEE NOTES TO FINANCIAL STATEMENTS)

Liquidity and Capital Resources

The Company has a long-term revolving line of credit with Manufacturers Bank ("Mfrs."), which expires May 1, 1997, and bears interest at Mfrs.' base rate plus 3/4%. This facility permits the Company to borrow up to $4,000,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable. The Company had no outstanding borrowings under the line of credit as of September 30, 1996. In addition, the Company and Mfrs. have agreed to a term facility of up to $2,000,000 available for equipment purchases, which will bear interest at Mfrs.' base rate plus 1 1/4%. There was approximately $1,790,100 outstanding under this borrowing facility as of September 30, 1996.

On March 11, 1996, the Company closed an Initial Public Offering of its securities resulting in net proceeds of approximately $ 5.8 million. The Company used the proceeds of the offering to repay certain bridge notes and other debt and applied the remaining proceeds to working capital.

The Company's working capital increased by approximately $5,325,000 from $1,120,000 to $6,445,018 during the nine month period ended September 30, 1996. This increase resulted primarily from an increase in cash of approximately $1,445,600 from the Initial Public Offering net proceeds, an increase in inventory of approximately $1,912,300, a decrease in accounts payable of approximately $904,000, and a decrease in the line of credit drawdown of approximately $1,644,600.

The Company required cash to fund operating activities of approximately ($375,500) in the nine month period ended September 30, 1996 as compared to generating cash from operating activities of approximately $1,239,500 in the nine month period ended September 30, 1995. Additional cash was required to pay for inventory buildup, a reduction in accounts payable, tax payments and an increase in prepaid expenses. Cash in the amount of approximately $1,821,100 was provided by net investing and financing activities, which included sale and purchase of equipment, debt reduction, and the initial public offering in the nine month periods ended September 30, 1996, as compared to cash used in the amount of approximately $ 1,231,400 for the nine months ended September 30, 1995.

During the nine month period ended September 30, 1996, the Company's property, plant, and equipment increased by approximately $1,048,400. Management has projected no significant capital expenditure requirements for the remainder of fiscal 1996. During the nine month period ended September 30, 1996, the Company spent approximately $539,000 of cash to purchase capital assets. The remainder of the 1996 expenditures have been financed through capital lease obligations.

Management believes that its current financial position, together with available borrowings under the Company's various credit facilities will be sufficient to meet the Company's anticipated operating needs and projected capital assets purchase requirements for the next twelve months. The Company's current financial situation, including bank support, appear to be adequate to meet its current operating needs and projected asset purchases, which are essential to meet the requirements of business acquisitions contemplated by the prospectus dated March 5, 1996

Certain statements made above relating to plans, objectives and economic performance go beyond historical information and may provide an indication of future results. To such extent, they are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward looking statement. Such factors include but are not limited to, the assumption that no material changes in general market conditions will occur and the assumption that the Company does not incur any unanticipated expenditures.




                       (SEE NOTES TO FINANCIAL STATEMENTS)

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None of the Company, Touche or TEI is a party to any material legal proceedings and, to the best of the Company's information, knowledge and belief, none is contemplated or has been threatened.


ITEM 5. OTHER INFORMATION

        Please refer to footnote 8 -- Subsequent Events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are being filed with this report:

Exhibit No.                Description
-----------                -----------
11                         Computation of Earnings per Share
99                         Press Release


         (b) No reports on Form 8-K were filed during the three month period ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TMCI Electronics, Inc.
                                           (Registrant)

Date:  November 13, 1996              By:  /s/ Charles Shaw
                                      --------------------------------------
                                       Charles Shaw, Chief Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit No.                         Description
-----------                         -----------
11                                  Computation of Earnings per Share

27                                  Financial Data Schedule

99                                  Press Release