Form 10KSB
period 1996-12-31
TMCI ELECTRONICS INC
filed 1997-03-31
CIK 1005509

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-KSB

(Mark One)
           [x/]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from                       to

                         Commission file number 0-27510

                             TMCI Electronics, Inc.
                 (Name of small business issuer in its charter)

           Delaware                                 77-0413814
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization

                       1875 Dobbin Drive, San Jose, CA    95133
                  (Address of principal executive offices)(Zip Code)

                   Issuer's telephone number    (408) 272-5700

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                     Units
                                (Title of Class)

                    Common Stock, par value $.001 per share
                                (Title of Class)

                               Class A Warrants
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

The registrant has been unable to file the financial statements required to be with the registrant's current report on Form 8-K dated November 27, 1996.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $26,139,828

State the aggregate market value of the voting stock held by non-affiliates computed by such reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):
$15,675,428 as of March 20, 1997

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date. 3,596,332 as of March 20, 1997.

Transitional Small Business Disclosure Format (check one):

                                Yes |_|  No |X|

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

Item 1.  Business

Overview

      TMCI Electronics, Inc. (the "Company") was incorporated in the State of Delaware on December 7, 1995 for the purpose of acquiring the businesses of Touche Manufacturing, Inc. ("Touche") and Touche Electronics, Inc. ("TEI"). The principal executive offices of the Company, Touche and TEI are located in San Jose, California. Touche and TEI were principally owned by Rolando Loera, the President and Chief Executive Officer of the Company. The Company acquired all of the issued and outstanding shares of common stock of Touche and TEI on March 5, 1996 from Mr. Loera and all of the minority shareholders of Touche and TEI pursuant to the terms of certain Stock Purchase Agreements dated December 28, 1995 (the "Stock Purchase Agreements").

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

      The Company purchased the net assets of the San Jose, California Division of Pen Interconnect, Inc., Salt Lake City, Utah, a manufacturer of wire cable, pursuant to the terms of the Asset Purchase Agreement dated November 1, 1996 (the "Asset Purchase Agreement"). Following the acquisition of the net assets contemplated by the Asset Purchase Agreement, the San Jose Division of Pen Interconnect, Inc. became an operating division of TEI, a wholly owned subsidiary of the Company (See Item 3. Legal Proceedings).

      TEI's new operating cable division provides the Company with more diversity and cost-effective production capabilities which enables the Company to be more competitive in the manufacture, assembly, and delivery of products and services to OEM customers.

      In January 1997, the Company acquired the capital stock of Enterprise Industries, Inc., a metal stamping business (See Item 6. Management's Discussion and Analysis and Plan of Operations).

Touche Manufacturing Company, Inc.

      Touche manufactures custom designed fabricated metal cabinets or enclosures for OEMs that produce computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. These products are used by the OEMs to house various types of electronic components. Touche is a full service manufacturing facility for such products. As such, Touche's engineering and design personnel work closely with each customer to design and build an initial prototype of the specified cabinet or enclosure. Based upon the actual production of the prototype, its design and specifications are reviewed and a cost effective manufacturing process is developed. All of the various manufacturing processes, which include metal shearing, punching, bending and welding, as well as machining, detailing, zinc plating, painting and final assembly are provided in-house by Touche. All of the raw materials used to manufacture these products are readily available from numerous suppliers at competitive prices. By controlling the various manufacturing processes in-house, Touche is able to provide its customers with custom manufactured metal cabinets or enclosures in a timely, efficient and cost-effective manner. The full service manufacturing capability enables Touche to derive a competitive advantage over manufacturers that have to sub-contract for one or more of the various manufacturing processes. All of Touche's products are manufactured to specific customer requirements pursuant to contracts or purchase orders with the respective customers. Approximately 75% of Touche's manufacturing is performed on a mass production basis for metal cabinets or enclosures, while the remaining 25% is in developing prototype products for future development by its customers.

Touche Electronics, Inc.

      In late 1992, a number of Touche's customers expressed an interest in identifying methods of reducing their own manufacturing costs. This desire led the management of Touche to examine its existing manufacturing capabilities and to consider other types of services that could be offered to its customers in conjunction with the manufacture of custom designed fabricated metal cabinets or enclosures. Accordingly, in early 1993 TEI was formed as a sister company to Touche. TEI provides value-added turnkey services to many of Touche's OEM customers. Today, these services are primarily the installation of cable and harness assemblies into the products manufactured by Touche and also into enclosure products manufactured by other local enclosure manufacturers that do not have the in-house capability to provide such services. All of TEI's value-added turnkey services are provided pursuant to contracts or purchase orders with its customers.

      Since its formation in early 1993, TEI has provided installation of cable and harness assembly service to OEM customers. In an effort to obtain better prices for the wire cable and harness materials being assembled, on November 1, 1996, TEI acquired the net assets (accounts receivable, inventory and capital equipment) of Pen Interconnect, Inc.'s ("PII") San Jose-based wire cable and harness manufacturing division. The acquired division produces different types of cable and harnesses that are used by TEI and other subcontractors in the production of original equipment products. TEI intends to continue the business as one of its divisions.

      The consideration paid for the acquisition consisted of (a) $2.0 million in cash; (b) two promissory notes in the principal amounts of $500,000 and $400,000, respectively, and (c ) 134,172 shares of the Company's Common Stock. The notes bear interest at the prime rate plus .5% and are payable over periods of 48 and 24 months, respectively. TMCI may also be obligated to issue up to an additional 13,417 shares of common stock in the event that certain overdue accounts receivable are collected. By bringing the wire cable manufacturing capability in-house, combined with the installation of cable and harness assembly services (value-added turnkey services), TEI is placed in a much stronger position to compete more effectively in the marketplace against competitive companies. With the addition of the wire cable manufacturing capability, TEI now believes that it has the capacity and competitive edge over its rivals, and a step up with its customers in delivering products and services in a very cost-conscious and price sensitive industry.

      The asset purchase and integration of the wire cable manufacturing business into TEI is treated as an operating division. Therefore, TEI will continue operating with two separate divisions:

      Turnkey  Division: Provider of cable and harness assembly and installation services
      Cable  Division:   Manufacturer  of  wire  cable  that is used to produce
                         cable and harness for installation.

      The contract manufacturing of custom-fabricated metal cabinets or enclosures, combined with the capability to manufacture wire cable and to use and provide this same cable and harness assembly services, enables Touche and TEI to attract and retain customer business that they would not have otherwise obtained, thereby enhancing their competitive position in the marketplace.
Subsequent to the purchase of the assets of the San Jose Division of Pen Interconnect, Inc., a dispute develop over the valuation of inventory which is currently scheduled to be resolved by Arbitration Proceedings (See Item 3. Legal Proceedings).

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

      Telecommunications Equipment. The changes in the basic structure of the telecommunications segment of the information technology industry are reflected in the recently adopted legislation that allows for wireless communications and cable operators to offer telephone service over coaxial connections to the home. The information superhighway is expected to provide new avenues into the home. The use of coaxial cable and fiber optics will give companies the bandwidth necessary to deliver hundreds of channels of voice, data, and video services. Based on the changing conditions within the industry, telecommunications equipment is forecast to continue to grow at an above average annual rate. Touche and TEI believe that, with their present and future manufacturing and service capabilities, they are well positioned to take on the competitive challenges of this growing industry. Penetration of this market segment is considered a more long term goal for the Company. Marketing activities in this segment are directly in line with the Company's current development of manufacturing facilities for the production of specific types of wire and cable that is used in the computer systems segment of the information technology industry.

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

Major Customers

      Touche and TEI's customers include various information technology industry related companies, such as Hewlett Packard Company, Lam Research Corporation, Tandem Computers Incorporated, Applied Materials, Inc., KLA Instruments Corporation, and Varian Associates, Inc, and Teradyne, Inc. For the year ended December 31, 1996, revenues derived from three customers (Lam Research Corporation, Tandem Computers Incorporated and Hewlett Packard Company) amounted to approximately 28%, 24% and 13%, respectively, of total revenue, excluding intercompany sales. For the year ended December 31, 1995, revenue from three customers amounted to 33%, 18% and 19%, respectively, of total revenue, excluding intercompany sales. For the year ended December 31, 1994, revenue from these three customers amounted to approximately 29%, 26% and 13% of total revenue, excluding intercompany sales. As the sales arrangements with these customers are terminable upon short notice, the loss of any of them would have a material adverse impact on the Company's revenues and profits, given the significant percentage of revenues derived from these customers. The Company continues to believe, however, that the expansion of services offered to these customers through the Company's vertical expansion will contribute toward the on-going relationship with these customers.

Manufacturing

      Touche and TEI's engineering, production, and assembly facilities have adequate space for their current operations, which includes the newly acquired cable harness manufacturing business, and also the planned acquisition of metal stamping and the future implementation of clean room assembly. Touche and TEI continue to be capable of fabricating and assembling computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. Touche and TEI continue to maintain a comprehensive manufacturing, assembly and quality control inspection program to ensure that all products meet exacting customer requirements for performance and quality workmanship prior to delivery. Touche and TEI are in the business of fabricating custom-designed metal enclosures. This product and service cannot be homogenized into one operation or manufacturing approach for its entire production line. With each custom order received from a customer comes a different list of requirements for manufacturing design, process and finish. In addition, the manufacturing environment allows for the manufacture of both prototype and production of the various types of customer products. To support its operations, Touche and TEI have purchased a wide variety of sophisticated automated machinery and shop equipment, components, tools and supplies from proven outside vendors, distributors and service organizations.

Marketing and Sales

      Touche and TEI's marketing strategy continue to be focused on developing long-term relationships with producers of computers, telecommunications equipment, semiconductor manufacturing test equipment, and medical test equipment. Touche and TEI's customer base consists of manufacturers of computers, medical equipment and test equipment markets and Touche and TEI intend to expand over the next few years this customer base to include a greater number of manufacturers of telecommunications equipment. Telecommunications equipment sales is an area in which little has been done to penetrate the market on the local level. However, the Company continues to make great strides in the telecommunications area, and it is expected that its marketing efforts will continue to reflect the evolution of the principal industry segments of the information technology industry.

      Touche and TEI will continue to focus and concentrate on major existing customers and to pursue new business from other potential customers in evolving segments of the information technology industry. The ability of the Company to maintain its relationships with its major existing customers shall remain a significant factor in determining the future growth of the Company. The Company intends to achieve growth through competitive pricing strategies, expansion of existing turnkey capabilities and more aggressive direct sales efforts. As a result of the limited and focused target market, Touche and TEI's marketing efforts will continue to rely primarily on its direct sales efforts, which emphasizes the Company's design-engineering and quality control manufacturing capabilities.

      Touche and TEI's sales activities continue to be handled by a combination of direct sales personnel and limited use of independent sales representatives, who may also sell products of the Company's competitors. Because of the complexity and analysis involved in the customer's design and purchase decision, management emphasizes active interaction between the direct sales staff, its independent sales representatives and the buyer or engineer throughout the selling process.

Sources of Supply, Major Suppliers and Backlog

      The largest suppliers of Touche and TEI are Teradyne Connection Systems and Lassen Electronics. Purchases from this vendor accounted for approximately 8.8% of the combined purchases of Touche and TEI in fiscal 1996.

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

      At December 31, 1996, Touche and TEI's combined backlog was approximately $10 million. Touche and TEI do not believe that their combined rolling backlog at any particular time is necessarily indicative of their future business or performance.

Customer Service and Support

      Touche and TEI handle all customer service-related inquiries or complaints through the sales staff who have been assigned to handle and manage account relationships, along with an inside sales support staff that provides daily support services to the sales staff. The inside sales support staff works directly with sales staff by handling customer complaints and coordinating timely delivery of materials, and ensuring a timely delivery of products to customers. This support requirement allows the salesperson to monitor and control the quality of production during the entire manufacturing process, which is designed to help prevent production problems before shipment is made to
customers.   Such  efforts  are  supported  by  Touche  and  TEI's   engineering
departments which are directly involved in the development process of the products.

      To ensure that adequate support is given to customers, each salesperson has formal sales training augmented by direct participation in the manufacturing process at Touche and TEI's facility and also in the installation and acceptance tests at the customer's facility.

Patent, Trademark, Copyright and Proprietary Rights

      The Company does not have any patent or copyright applications pending, because the Company does not offer or provide any original design work that is not otherwise proprietary to the product design-engineering of their customers. The Company owns common law trademark rights to its "Touche" trademark and service mark.

Competition

      The information technology industry (computers, telecommunications equipment, semiconductor manufacturing test equipment, and medical test equipment) remains highly competitive, and continues to involve rapid technological change and is characterized by substantial competition. Touche and TEI's competitors range from small firms to mid-sized local companies. Competition is generally based on several factors, including quality of work, reputation, price and marketing approach. Touche and TEI are established in the industry and maintain a strong competitive presence by delivering high-quality work in a timely fashion within the customer's budget constraints.

      Touche and TEI offer full-service facility capabilities to customers, which include the capability of taking the development of an enclosure from conception, to design, to prototype, to full fabrication of the finished product. This process offers better control over quality, turnaround time and delivery. This process also enables Touche and TEI to price their products based on marketing its services as a full-service facility compared to competitors who may offer the same services, but at different locations that may be less efficient and less cost-effective to a customer.

      Because of the continuing change by OEMs from manufacturers to design-engineering and marketing organizations, companies like Touche and TEI are receiving a much larger share of the overall manufacturing task of products that are designed for manufacture by their customers. The process itself removes more and more of the subcontracting and replaces it with a prime contractor status gradually eliminating the need for submitting joint subcontracting work proposals. By the Company reducing the number of subcontractors, the customers benefit from the reduction in the turnaround time and the maintenance of more efficient and quality based manufacturers. The creation and maintenance of a "one-stop shop" manufacturing environment is believed to be advantageous to Touche and TEI's success as an effective competitor in the industry.

New Product Service Lines of Business

      To continue to respond to their customers' needs and to strengthen and diversify their competitive position in the marketplace, Touche and TEI intend to introduce the additional service listed below. Neither Touche nor TEI has derived any revenues to date from this service, and other services to be provided by the recent acquisitions.

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

Employees

      As of December 31, 1996, Touche and TEI employed approximately 283 persons, including the officers of the Company, all of whom are full-time employees and none of whom are subject to collective bargaining agreements. Of these full-time employees, 35 are engaged in administration and finance, 230 in manufacturing, engineering and production, 7 in marketing and sales and 11 in operations and development. Many of Touche and TEI's employees have overlapping responsibilities in these job descriptions.

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

Item 2.  Description of Property

      Touche leases approximately 145,000 square feet of factory manufacturing space in two adjacent buildings which are equipped with state-of-the-art metal fabrication equipment. Touche leases approximately 123,000 square feet at 1875 Dobbin Drive, San Jose, California 95133, which consists of 113,000 square feet in manufacturing space and approximately 10,000 square feet of office space. The 1875 Dobbin Drive lease term commenced on January 1, 1993 and ends on April 20, 2013. In addition, TEI leases approximately 78,000 square feet of manufacturing space at 1881-1899 Dobbin Drive, San Jose, California 95133. The 1881-1899 Dobbin Drive lease term commenced on November 1, 1993 and ends on November 30, 2013. Touche leases approximately 22,000 square feet of manufacturing space at 1565-C Mabury Road, San Jose, California 95133. The 1565-C Mabury Road lease term commenced on July 1, 1995 and expires on August 31, 1998. All lease agreements are on a triple net basis with landlords (See
Note 17 in the Notes to Financial Statements).

Item 3.  Legal Proceedings

      Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect ("PII"), a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against PII, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law. Management has suspended all payments to PII, including payments due under the promissory notes, aggregating $900,000. Pen has sought to accelerate the promissory notes. Management , after consultation with legal counsel, believes that it will prevail in all material aspects of the dispute. Accordingly, at December 31, 1996, the Company has classified the promissory notes as maturing under the original terms provided therein [See Note 11].

      None of the Company, Touche or TEI is a party to any other significant legal proceedings and, to the best of the Company's information, knowledge and belief, none is contemplated or has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


Item 5.  Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "TMEI."

      The following table sets forth the reported high and low bid quotations of the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                  Common Stock
                                                High          Low
             1996:
             First Quarter                    $ 8.375       $ 6.50
             Second Quarter                   $  9.50       $8.375
             Third Quarter                    $  9.50       $ 6.50
             Fourth Quarter                   $  7.00       $ 4.75

             1997:
             First Quarter                    $  6.75       $6.375
             (through March 20, 1997)

      On March 20, 1997, the closing bid price for the Company's Common Stock as reported on the NASDAQ Smallcap Market system was $5.75. On that date there were approximately 30 holders of record of Common Stock (including entities which hold stock in street name on behalf of other beneficial owners).

      The Company has not paid any cash dividends on its Common Stock to date. The Company anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

      Other than the foregoing, the Company does not anticipate the declaration or payment of any dividends in the foreseeable future. There can be no assurance that cash dividends of any kind will ever be paid.

Item 6.  Management's Discussion and Analysis and Plan of Operation

      On March 5, 1996, the Company acquired Touche and TEI pursuant to certain Stock Purchase Agreements executed on December 28, 1995. Prior to that time, the Company's operations consisted of forming the Company, preparing for the acquisition of Touche and TEI, as well as preparing for the initial public offering of its securities discussed below.

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

       In the first quarter ended March 31, 1996, the Company made a limited investment to start two new divisions at TEI: the Wire and Cable manufacturing division and the Clean Room Assembly division. These divisions will produce basic cable products and will provide clean room assembly capabilities for specialized products for their customers, respectively. The Company's strategy has been to expand its core and value added business by increasing its product offerings to satisfy its customers' needs and their growing demand for more outsourcing of contract manufacturing services. In November 1996, TEI acquired the net assets (accounts receivable, inventory and capital equipment) of the San Jose based wire and cable harness manufacturing division of Pen Interconnect, Inc. In January 1997, the Company acquired Enterprise Industries, Inc., a metal stamping business.

Results of Operations

      The Results of Operations discussion utilizes the consolidated results in 1996 compared to the combined results in 1995 from the operating subsidiaries (Touche and TEI) prior to their acquisition by the Company eliminating inter-company transactions. The Capital Resources and Liquidity section and the Inflation section relates to the Company with its wholly-owned subsidiaries.

      The following table sets forth the statements of operations of the Company for the periods indicated:


                                                  Years Ended
                                                  December 31,
                                              1 9 9 6      1 9 9 5
                                           Consolidated   Combined

Sales                                     $ 26,139,828   $28,089,919
Cost of goods sold                          17,092,231   19,991,649
                                          ------------   ----------
Gross Profit                                 9,047,597    8,107,270
Operating expenses                           8,522,647    6,384,946
                                          ------------   ----------

Income from Operations                         524,950    1,722,324
                                          ------------   ----------

Other Income                                   189,704       40,394
Interest Income                                 69,742        9,726
Interest Income - Related Party                 29,276       29,276
Interest Expense                              (323,679)    (615,881)
Non-Cash Finance Charge                       (462,122)    (287,878)
Gain on Sale of Equipment                      139,465      109,655
                                          ------------   ----------
  Total Other Expense                         (357,614)    (714,708)
                                          ------------   ----------

Income Before Provision for
  Income Taxes                                 167,336    1,007,616
Provision for Income Taxes                      18,669      534,200
                                          ------------   ----------

  Net Income                              $    148,377   $  473,416
                                          ============   ==========

Fiscal 1996 Compared to Fiscal 1995

      Revenue decreased approximately $1,950,100 or 7% to $26,139,828 from $28,089,919 for the fiscal year ended December 31, 1996, as compared with the fiscal year ended December 31, 1995. The decline in revenue was due primarily to significant order cancellations and rescheduling of orders by one of the Company's major customers, which resulted from (1) a change in local market conditions, and (2) a general slowdown in the semiconductor manufacturing marketplace which also impacted the industry as a whole. The Company believes that while current market trends are showing signs of significant improvement, through increased backlog orders, new contracts, and new customers there can be no future assurance that the economy and industry will continue to be strong or that OEMs will continue increasing their out-sourcing to contracting manufacturers such as the Company.

      The information technology industry continues to place greater demands on the products produced by Touche's and TEI's customers. In turn, these demands have placed greater demands on enclosure manufacturing, value-added assembly, and cable and harness manufacturing and installation services provided by the Company. Furthermore, diversity in the manufacturing processes, through vertical integration into value-added assembly and cable and harness manufacturing and installation elements of the business, continues to provide the Company with the ability to grow and to capitalize on new business opportunities that were not previously available.

      Inasmuch as the Company's three largest customers accounted for approximately 65% of revenues for the fiscal year ended December 31, 1996, with the largest accounting for 28% of such revenues, the disruption or loss of any one or a significant amount of their business as a customer could have a material adverse impact on the total revenues of the Company.

      Gross profit increased approximately $940,327 or 12% to $9,047,597 from $8,107,270 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. As a percentage of sales, gross profit increased approximately 6% to 35% from 29% for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. The increase is primarily due to adjustments in operations and efficiencies which continue to play a major role in the Company's growth and general operation. However, the Company's gross profit margin may be materially impacted by the diversity of its operations which are constantly modified in order to meet the changing growth demands of the competitive market bidding processes with its customers. In addition, the Company believes that its expansion into the manufacture of wire cable and harness assemblies will enable it to lower its production costs to more competitive and acceptable industry levels. The Company's further expansion into metal stamping is also expected to reduce costs. However, the Company's gross profit margins may also be materially impacted by the pricing of product services which is directly affected by increases in direct labor and material cost.

      Operating expenses increased approximately $2,137,701 or 33% to $8,522,647 from $6,384,946 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995.
 This increase was primarily due to two factors: (1) an investment in infrastructure to support planned growth, including two new operating divisions, plus the acquisition of the San Jose Division of Pen Interconnect, Inc., which included (2) additional personnel, building rent costs, repairs, professional fees, promotions of certain engineers to management positions and other related items.

      Interest expense decreased approximately $292,200 or 47% to $323,679 from $615,881 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. Interest expense decreased during the fiscal year ended December 31, 1996 due to a substantial reduction in outstanding long term debt, capital lease obligations, and bank borrowings, as compared to December 31, 1995.

      Net Income after taxes decreased by approximately $325,100 or 69% to $148,337 from $473,416 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. The decrease was primarily due to two factors: (1) a one-time financing charge of approximately $462,100 on certain bridge loans that were made by the Company in the fourth quarter of 1995 to help fund its initial public offering, and (2) increased operating expenses incurred to fund two new divisions which produced nominal income during the fiscal year ended December 31, 1996.

Capital Resources and Liquidity

      The Company has a long-term revolving line of credit with Manufacturers Bank ("Mfrs."), which expires May 1, 1997, and bears interest at Mfrs.' base rate plus 1/2%. This facility permits the Company to borrow up to $4,000,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable. The Company had $585,000 in outstanding borrowings under the line of credit, the unused portion of the line of credit was $3,415,000 as of December 31, 1996. The Company was in default of certain covenants at December 31, 1996 in which it received a waiver from its bank (See Note 10 to Notes to Financial Statements). Management has since renegotiated the loan agreements and its underlying covenants to the benefit of the Company. In addition, the Company and TMCI have agreed to a term facility of up to $2,500,000 available for equipment purchase, which will bear interest at TMCI's base rate plus 1%. There was approximately $1,691,700 in term debt outstanding at December 31, 1996.

      On March 11, 1996, the Company closed an Initial Public Offering of its securities resulting in new proceeds of approximately $5.7 million. The Company used the proceeds of the offering to repay certain bridge notes and other debt and applied the remaining proceeds to working capital and the purchase of a business.

      The Company's working capital increased by approximately $2,916,600 or 260% from $1,119,957 to $4,036,532 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. This increase resulted primarily from an increase in inventory of approximately $1,275,100, a decrease in accounts payable of approximately $2,397,500, and a decrease in the line of credit draw down of approximately $1,059,600.

      The Company required cash to fund operating activities of approximately $724,200 in the fiscal year ended December 31, 1996, as compared to generating cash from operating activities of approximately $1,285,000 in the fiscal year ended December 31, 1995. Additional cash was required to pay for inventory buildup, a reduction in accounts payable, and an increase in prepaid expenses. Required cash in the amount of approximately $555,800 was provided by net operating, investing, and financing activities, which included cash generated from normal operations, sale and purchase of equipment, debt reduction, acquisition of a business, and proceeds from the initial public offering in the fiscal year ended December 31, 1996, as compared to cash generated in the amount of approximately $685,800 for the fiscal year ended December 31, 1995.

      During the fiscal year ended December 31, 1996, the Company's property, plant, and equipment increased by approximately $1,533,000. During the fiscal year ended December 31, 1996, the Company spent approximately $1,115,000 of cash to purchase capital assets. The remainder of the 1996 expenditures have been financed through bank borrowings.

      Management feels that its current financial position, together with available increased borrowings under the Company's various credit facilities will be sufficient to meet the Company's anticipated needs and projected capital assets purchase requirements for the next twelve months.

      Certain statements made above relating to plans, objectives and economic performance go beyond historical information and may provide an indication of future results. To such extent, they are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward looking statement. Such factors include but are not limited to, the assumption that not material changes in general market conditions will occur and the assumption that the Company does not incur any unanticipated expenditures.

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

Item 7.    Financial Statements

           The financial statements required under this item are attached to this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure - None

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act.

A.  Directors and Executive Officers

      The current directors and executive officers of the Company are as follows:

Name               Age     Position


Rolando Loera       43     Chairman, President and Chief Executive Officer;
                           Director

Livino D. Ribaya,Jr 48     Vice President-Manufacturing

Frank Ramirez III   41     Vice President-Engineering

Charles E. Shaw     52     Vice President-Chief Financial Officer; Director

Robert Loera        30     Controller and Secretary; Director

Dominic A. Polimeni 50     Director

Thomas F. Chaffin   39     Director

           Each of the directors of the Company holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. At present, the Company's bylaws provide for not less than one director nor more than five directors. Currently, there are five directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until such director's successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of the Company except that Robert Loera is the brother of Rolando Loera.

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

           Charles E. Shaw. Mr. Shaw has been Vice President, Chief Financial Officer, and a Director of the Company since December 1995 and has held the same positions with Touche since 1993. Prior to that he was President and Chief Executive Officer of Compro Business Solutions, Inc., a business and management consulting firm established by Mr. Shaw in 1992. From 1988 until 1992, he served as Vice President and Chief Financial Officer of Douglas Broadcasting, Inc. a $51 million radio broadcast network. Mr. Shaw has a B.S. in Business Administration from the City University of New York, a Masters of Business Administration from New York University and an LL.B. from LaSalle Law School.

           Robert Loera. Mr. Robert Loera has been Controller, Secretary and a Director of the Company since December 1995 and has been Controller of Touche since June 1992. Mr. Robert Loera is Rolando Loera's brother. Mr. Robert Loera has a B.S. in Business Administration from the University of Washington.

           Dominic A. Polimeni. Mr. Polimeni has been a Director of the Company since March 1996. Mr. Polimeni has been involved with acquisitions, divestitures, corporate finance and corporate management for more than fifteen years. Previously, he practiced as a CPA for more than twelve years. Since October of 1994, Mr. Polimeni has been the Chairman and Chief Executive Officer of Quest Electronic Hardware, Inc., a distributor of fasteners and electronic hardware sold to electronic equipment manufacturers. Mr. Polimeni has also been the President and Chief Operating Officer of Questron Technology, Inc., a publicly traded company which owns Quest, since March 31, 1995 and Chairman and Chief Executive Officer of Questron since February, 1996. He has also been a Managing Director of Gulfstream Financial Group, Inc., a financial consulting and investment banking firm, since 1990. He held the position of Chief Financial Officer of Arrow Electronics, Inc., an international electronics distribution company traded on the New York Stock Exchange, for four years from 1986 to 1990. He also held several other positions, including general management positions, with Arrow over an eight-year period from 1981 to 1990. He has held the position of Chief Operating Officer of Fugazy Express, Inc., a New York based transportation company, in its start-up phase, and was a Partner in the New York office of Arthur Young & Company. He holds a BBA degree from Hofstra University.

         Thomas F. Chaffin. Mr. Chaffin has been a Director of the Company and a member of the Audit Committee of the Board of Directors since January, 1997. Mr. Chaffin has been a partner in the law firm of Rosenblum, Parish & Isaacs, San Jose, CA since January 1995. During the period 1988-1995, Mr. Chaffin was a partner in the law firm of Berliner, Cohen, San Jose, CA. He holds a bachelor's degree in accounting from the University of California, Santa Barbara and earned a J.D. with honors from the University of San Francisco School of Law. He also holds an LL.M. in Taxation from the New York University School of Law and is a certified specialist in Taxation Law by the State Bar of California Board of Legal Specialization.

B.  Compliance with Section 16(a)

      Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who owe more ;than 10% of a registered class of the Company's equity securities, to file reports of ownership of equity securities of the Company with the Securities Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms that they file.

      Based solely on a review of the copies of Forms 3, 4, and 5 and amendments thereto furnished to the Company, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16 (a), and without researching or making any inquiry regarding delinquent Section 16 (a) filings, the Company believes that, during the fiscal year ended December 31, 1996, an initial Statement of Beneficial Ownership on Form 3 was filed on a non-timely basis by Mr. Polimeni and Thomas
F. Chaffin and that a Change of Beneficial Ownership on Form 4 was filed on a non-timely basis by Rolando Loera.

Item 10.   Executive Compensation

      The following table sets forth remuneration paid by the Company, Touche and TEI during fiscal years 1994, 1995 and 1996 to the named officers and directors of the Company. For the periods shown, no other executive officer received remuneration in excess of $100,000 per annum.


                           Summary Compensation Table

                                                          Long Term
                                                        Compensation
Name of Individual or                        Annual      Securities
Number of                                 Compensation   Underlying     Other
Persons in GroupPosition with CompanyYear Salary  Bonus Options/SARs(#) Compens


Rolando Loera  Chairman, President 1996   $225,000 -0-       -0-       14,900
               and Chief Executive 1995   $225,000 -0-   100,000       10,200
               Officer; Director   1994   $150,000 -0-       -0-          -0-

No options were granted to Mr. Loera during 1996.

(1) Includes payments for Company car and employer 401K contributions.

Aggregated Options/SAR Exercised in Last Fiscal Year and FY-End Option/SAR
 Values

                    Number of SecuritiesValue of Unexercised
                                     Underlying Unexercised    In-the-Money
                 Shares                  Options/SARs at  Options/SARs at
               Acquired on   Value         FY-End(#)          FY-End($)
    Name       Exercise(#)Realized($)     Exercisable/       Exercisable/
                                         Unexercissable     Unexercisable

Rolando Loera     -0-        -0-          0/100,000         0/593,000.00(1)


(1) The value of the unexercised in-the-money option was determined using the average of the bid and the asked price of the Company's Common Stock as of December 31, 1996.

Employment Agreement

      The Company has entered into an employment agreement ("Agreement") dated as of December 28, 1995 with Rolando Loera. The term of employment commenced on March 5, 1996 and will expire on the fifth anniversary thereof. The annual salary under the Agreement is $225,000. The term of employment will be automatically extended for an additional five year term in the absence of notice from either party. This salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary and performance increases as may be determined by the Board of Directors except that during the first three years following the Effective Date, his salary may not exceed $225,000. Mr. Loera is also eligible to receive an annual bonus of up to $100,000, payable in four quarterly installments. The Agreement provides that during the initial three years of the term of employment, an annual bonus of $100,000 will be awarded to Mr. Loera and that such bonus awards will be used by Mr. Loera to repay the $473,952 loan TEI to Touche Properties, Inc. referred to in Item 12 below. The 1996 bonus was relinquished by the President and no payments were made to Touche' Properties, Inc. during 1996. Bonuses during the remainder of the term of employment will be at the discretion of the Board of Directors. No objective criteria have been established for determining the amount of any bonuses for subsequent years.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the Company's Common Stock owned on the date of February 28, 1997 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's officers and directors; and
(iii) all officers and directors as a group. The percentage of shares calculations have been based on there being 3,596,332 shares outstanding on February 28, 1997.
:

Name and                     Position                        Number  Percentage
Address(1)                 With Company                    Of SharesOf Shares(2)

Rolando Loera          Chairman, President and Chief Executive
                       Officer; Director                    667,600(2)    18.56%
Frank Ramirez, III     Vice President--Engineering          149,360        4.15%
Livino D. Ribaya, Jr.  Vice President--Manufacturing         74,680        2.08%
Charles E. Shaw        Vice President--Chief Financial Officer;
                       Director                                 -0-          -0-
Robert Loera           Controller and Secretary; Director       -0-          -0-
Dominic A. Polimeni    Director                              37,340        1.04%
c/o Gulfstream Financial
Group, Inc.
6400 Congress Avenue
Suite 200
Boca Raton, FL 33487

Thomas S. Chaffin
Rosenblum, Parish and Isaacs
1600 W. Santa Clara Street.
San Jose, CA 95113                                              -0-          -0-

Rolando Loera          Trustee for Touche Employee Stock
                       Ownership Plan                        27,280          --%
All Officers and Directors
as a Group (7 persons)                                      956,260       26.59%

 *  Less than 1%

(1) Unless otherwise noted, c/o TMCI Electronics, Inc., 1875 Dobbin Drive, San Jose, CA 95133.
(2) Mr. Loera shares investment power with respect to 21,000 of these shares. Does not include options to purchase 100,000 shares of Common Stock granted to Rolando Loera which vest on December 21, 1997.

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

      On December 30, 1996, the Company issued loans in the principal amounts of $95,986, $34,479, and $32,761, respectively to Frank Ramirez III, Jose A. Agredano and Livino Ribaya, Jr. Such loans shall be repaid over ten years bearing interest at 10% per annum.

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

      TEI leases approximately 78,000 square feet of space located at 1881-1899 Dobbin Drive, San Jose, California from Touche Properties, Inc. ("TPI"), a company wholly owned by Rolando Loera, Chairman, President and Chief Executive Officer of the Company, pursuant to a lease agreement dated November 1, 1993. In addition, TEI leases space to subtenants. Touche is one subtenant. The other two subtenants are unaffiliated with the Company. Rent expense amounted to approximately $576,144 in 1996. Such amounts represent payments by TEI and Touche to TPI, exclusive of any subtenant payments.

      In connection with its acquisition of 1881-1899 Dobbin Drive (the "Property"), TPI borrowed $1,000,000 from the Small Business Administration. This loan bears interest at 6.359% per annum, matures on January 1, 1994 and is secured by a first mortgage on the Property. Touche and TEI, inter alia, have guaranteed the satisfaction of TPI's obligations under this loan.

      TPI also borrowed $303,325 from Touche in December, 1993. This loan bears interest at 10% per annum, and principal and interest are payable in equal monthly installments until satisfied. The principal balance on the loan increased as a result of certain expenses of TPI advanced by Touche. The outstanding balance of the loan as of December 31, 1996 was $473,952.

      In addition, in 1993 Touche made loans to Rolando Loera aggregating $87,190.39. Such loans bear interest at 10% per annum and is payable in monthly installments of $1,000. Certain additions were made to the principal amount of the loan in fiscal 1996 to account for payments of certain personal expenses of Rolando Loera by Touche. Accordingly, the outstanding principal balance on the loan was $238,166 at December 31, 1996.


Item  13. Exhibits and Reports on Form 8-K.

(a)   Financial Statements and Exhibits.

      1. The financial statements listed on the accompanying index to financial statements are filed as part of this annual report.

      2. 3.0 Certificate of Incorporation, filed with Delaware Secretary of State on December 7, 1995. (c)
          3.1  By-laws.(c)
          3.2 Agreement of Merger between TMCI Electronics, Inc., a California corporation, and TMCI Electronics, Inc., a Delaware corporation. (c)
          3.3  Certificate of Merger.(c)
          4.0  Specimen Copy of Common Stock Certificate.(c)
          4.1  Form of Class A Warrant Certificate.(c)
          4.2  [Intentionally Omitted.]
          4.3 Form of Underwriters'  Purchase option,  as amended.( b )
          4.4 Form of  Warrant  Agreement,  as  amended.(b)
         10.0 Employment  Agreement, Rolando Loera, dated December 28, 1995.(c)
         10.1 Bridge Loan Agreements and  Promissory  Notes.(c)
         10.2 Subscription  Paper dated November 6, 1995.(c)
         10.3 Stock Purchase Agreement, dated December 28, 1995 relating to Touch Manufacturing Company, Inc.(c)
         10.4 Stock Purchase Agreement, dated December 28, 1995 relating to Touche Electronics, Inc.(c)
         10.5 Small Business Loan Agreement dated October 26, 1993 with related Guarantees of Touche Manufacturing Company, Inc.,
              Touche Electronics, Inc. and Rolando Loera.(c)
         10.6 Lease Agreement dated January 1, 1993 relating to 1875 Dobbin Drive, San Jose, CA.(c)
         10.7 Lease Agreement dated October 25, 1993 relating to 1881 - 1899 Dobbin Drive, San Jose, CA.(c)
         10.8 Lease Agreement dated June 21, 1995 relating to 1565-C Mabury Road, San Jose, CA.(c)
         10.9 1995 Stock Option Plan.(c)
         10.10Touche Manufacturing Company, Inc. Employee Stock Option Plan.(c) 10.11Convertible Promissory Notes, as amended, and Stock Purchase
              Option Agreements, as amended, of Touche Manufacturing Company, Inc. and Touche Electronics, Inc.(b)
         21.0 Subsidiaries of the Registrant.(d)
         27.0 Financial Data Schedule.

          (a) Incorporated by reference to Amendment No. 2 to the Registration Statement, ad filed with the SEC on March 4, 1996.
          (b) Incorporated by reference to Amendment No. 1 to the Registration Statement, as filed with the SEC on February 14, 1996.
          (c) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 33-80973) as originally filed with the Securities and Exchange Commission (the "SEC") on December 29, 1995 (the "Registration Statement").
          (d) Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement, as filed with the SEC on
               March 21, 1997.
          (e) Asset Purchase Agreement dated November 1, 1996 by and among Pen Interconnect, Inc., Touche Electronics, Inc. and TMCI Electronics, Inc., incorporated by reference to Exhibit 1.0 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 1996.
          (f) Stock Purchase Agreement dated effective as of January 1, 1997 by and among TMCI Electronics, Inc. and the Shareholders of Enterprise Industries, Inc., incorporated by reference Exhibit
               2.0 the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 7, 1997.

                                 SIGNATURE PAGE

      In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TMCI Electronics, Inc.


                                             By:/s/Rolando Loera
                                                ROLANDO LOERA
                             Chairman, President and
                             Chief Executive Officer

                                             Date:     March 26, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Rolando Loera                       By:/s/Dominic A. Polimeni
     ROLANDO LOERA, Chairman,                   DOMINIC A. POLIMENI, Director
     President and Chief Executive Officer

     Date: March 26, 1997                    Date: March 26, 1997

By:  /s/ Charles E. Shaw                     By:/s/Thomas F. Chaffin
     CHARLES E. SHAW, Vice President         THOMAS F. CHAFFIN, Director
     Chief Financial Officer, Director

     Date: March 26, 1997                    Date: March 26, 1997

By:  /s/Robert Loera
     ROBERT LOERA, Controller, Secretary
     and Director

     Date: March 26, 1997

TMCI ELECTRONICS, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------



Report of Independent Auditors..................................    F-1

Consolidated Balance Sheet as of December 31, 1996..............    F-2 - F-3

Statements of Operations for the years ended December 31, 1996 and 1F-4

Statements of Stockholders' Equity..............................    F-5

Statements of Cash Flows for the years ended December 31, 1996 and 1F-6 - F-7

Notes to Financial Statements...................................    F-8 - F-19



                    .   .   .   .   .   .   .   .   .   .   .

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of TMCI Electronics, Inc.
  San Jose, California


            We have audited the accompanying consolidated balance sheet of TMCI Electronics, Inc. and its subsidiaries as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TMCI Electronics, Inc. and its subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 12, 1997, Except as to
Note 10, for which date is March 27, 1997

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                               $   145,845
  Accounts Receivable - Net                                            2,526,816
  Inventory                                                            5,170,661
  Prepaid Expenses and Other Current Assets                              272,587
  Deferred Income Taxes                                                  187,991
  Other Receivables                                                       63,669
  Notes Receivable - Stockholders                                         10,706
                                                                     -----------

  Total Current Assets                                                 8,378,275

Property and Equipment - Net                                           3,638,300
                                                                     -----------

Other Assets:
  Notes Receivable - Stockholders                                        155,520
  Due from Stockholder                                                   238,167
  Due from Related Party                                                 473,952
  Other Assets                                                            48,152
  Goodwill                                                             2,549,261
                                                                     -----------

  Total Other Assets                                                   3,465,052

  Total Assets                                                       $15,481,627



See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
------------------------------------------------------------------------------



Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                              $ 2,929,242
  Due to Affiliate                                                        30,634
  Line of Credit                                                         585,000
  Notes Payable                                                          796,867
                                                                     -----------

  Total Current Liabilities                                            4,341,743

Long-Term Liabilities:
  Notes Payable - Net of Current Portion                               2,064,273
  Deferred Income Taxes                                                  436,781

  Total Long-Term Liabilities                                          2,501,054

  Total Liabilities                                                    6,842,797

Commitments and Contingencies                                                --

Stockholders' Equity:
  Common Stock, $.001 Par Value, 25,000,000 Shares
   Authorized, 3,499,772 Issued and Outstanding                            3,500

  Additional Paid-in Capital                                           7,366,659

  Retained Earnings                                                    1,268,671

  Total Stockholders' Equity                                           8,638,830

  Total Liabilities and Stockholders' Equity                         $15,481,627



See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                               Years ended
                                                               December 31,
                                                           1 9 9 6     1 9 9 5
                                                           -------     -------
                                                       [Consolidated][Combined]

Sales - Net                                             $26,139,828 $28,098,919

Cost of Goods Sold                                       17,092,231  19,991,649
                                                        ----------- -----------

  Gross Profit                                            9,047,597   8,107,270

Operating Expenses                                        8,522,647   6,384,946
                                                        ----------- -----------

  Income from Operations                                    524,950   1,722,324
                                                        ----------- -----------

Other Income [Expense]:
  Other Income                                              189,704      40,394
  Interest Income                                            69,742       9,726
  Interest Income - Related Party                            29,276      29,276
  Interest Expense                                         (323,679)   (615,881)
  Non-Cash Finance Charge                                  (462,122)   (287,878)
  Gain on Sale of Equipment                                 139,465     109,655
                                                        ----------- -----------

  Total Other [Expense]                                    (357,614)   (714,708)
                                                        ----------- -----------

  Income Before Provision for Income Taxes                  167,336   1,007,616

Provision for Income Taxes                                   18,999     534,200
                                                        ----------- -----------

  Net Income                                            $   148,337 $   473,416
                                                        =========== ===========

Earnings Per Share:
  Net Income Per Share                                  $       .05 $       .25
                                                        =========== ===========

Pro Forma Net Income [See Note 21] [Unaudited]:
  Income Before Provision for Income Taxes              $   167,336 $ 1,007,616
  Pro Forma Income Taxes                                      6,000     509,100
                                                        ----------- -----------

  Pro Forma Net Income [Unaudited]                      $   161,336 $   498,516
                                                        =========== ===========

Pro Forma Net Income Per Share [Unaudited]:
  Income Before Provision for Income Tax Per Share      $       .06 $       .53
  Pro Forma Income Tax Per Share                                 --         .27
                                                        ----------- -----------

  Pro Forma Net Income Per Share                        $       .06 $       .26
                                                        =========== ===========

  Weighted Average Number of Shares                       2,865,445   1,893,600
                                                        =========== ===========




See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------





                                     Common Stock    Additional              Total
                                 Number of            Paid-in   Retained  Stockholders'
                                   Shares   Amount    Capital   Earnings    Equity

Balance - December 31, 1994
  [Combined]                       600,000  $    600 $ 279,829   $ 676,610    $  957,039

  Finance Charge Incurred on Bridge
   Notes Payable                        --       --    750,000        --         750,000

  Net Income for the Year Ended
   December 31, 1995                    --       --         --     473,416       473,416
                                   --------- --------  ---------  ---------    ---------

  Balance - December 31, 1995
   [Combined]                        600,000      600  1,029,829  1,150,026    2,180,455

  Issuance of Common Stock in
   Connection with Exchange of
   Shares under Common Control       594,880      595       (595)       --         --

  Issuance of Common Stock to
   Former Convertible Debt Holders   298,720      299    165,927        --       166,226

  Issuance of Common Stock to
   Bridge Lenders                    400,000      400       (400)       --         --

  Transfer of Subchapter S Retained
   Earnings of Acquired Company to
   Additional Paid-in Capital           --       --       29,692    (29,692)        --

  Net Proceeds from Initial Public
   Offering and Issuance of Common
   Stock                           1,472,000    1,472  5,742,340        --     5,743,812

  Issuance of Common Stock in
   Connection with Acquisition       134,172      134    399,866        --       400,000

  Net Income for the Year Ended
   December 31, 1996                    --        --         --     148,337      148,337
                                   ---------  --------  --------- ---------    ---------

  Balance - December 31, 1996
   [Consolidated]                  3,499,772 $  3,500  $7,366,659 $1,268,671  $8,638,830
                                   =========  ========  ========= ==========  ==========



See Notes to Financial Statements.



                                        F-5

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                               Years ended
                                                               December 31,
                                                           1 9 9 6     1 9 9 5
                                                           -------     -------
                                                       [Consolidated] [Combined]

Operating Activities:
  Net Income                                            $   148,337 $   473,416
                                                        ----------- -----------
  Adjustments to Reconcile Net Income to
   Net Cash [Used for] Provided by Operations:
   Depreciation and Amortization                            839,724     702,056
   Deferred Income Taxes                                    (15,465)    201,272
   [Gain] on Sale of Equipment                             (139,465)         --
   Amortization of Deferred Loan Fees                        28,500     114,000
   Non-Cash Finance Charge                                  462,122     287,878
   Provision for Bad Debts                                   85,000          --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                  1,991,543  (1,855,640)
     Inventory                                           (1,275,095)   (800,439)
     Prepaid Expenses                                      (130,027)   (104,192)
     Other Receivables                                      (63,669)         --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses               (2,397,500)  2,087,105
     Income Taxes Payable                                  (258,168)    179,145
                                                        ----------- -----------

   Total Adjustments                                       (872,500)    811,185
                                                        ----------- -----------

  Net Cash - Operating Activities - Forward                (724,163)  1,284,601
                                                        ----------- -----------

Investing Activities:
  Advances to Related Party                                 (29,276)         --
  Purchase of Other Assets                                  (18,722)         --
  Advances Note Receivable - Stockholders                  (128,794)   (170,370)
  Advances Due from Stockholder                              (6,134)         --
  Incorporation Fees                                             --         354
  Purchase of Equipment                                  (1,114,964)   (343,956)
  Proceeds from Sale of Equipment                           197,650          --
  Acquisition Costs                                         (74,292)         --
  Acquisition of Cable Company                           (2,000,000)         --
  Advance Under Note Receivable                              98,989       8,698
  Due to Affiliate                                            4,914          --
                                                        ----------- -----------

  Net Cash - Investing Activities - Forward             $(3,070,629)$  (505,274)





See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                               Years ended
                                                              December 31,
                                                           1 9 9 6     1 9 9 5
                                                           -------     -------
                                                       [Consolidated] [Combined]

  Net Cash - Operating Activities - Forwarded           $  (724,163)$ 1,284,601
                                                        ----------- -----------

  Net Cash - Investing Activities - Forwarded            (3,070,629)   (505,274)
                                                        ----------- -----------

Financing Activities:
  Proceeds from Public Offering                           6,036,798          --
  Advances Under Line of Credit                           2,684,742      51,513
  Repayments of Line of Credit                           (3,744,318)         --
  Proceeds of Note Payable                                2,018,190     137,085
  Repayment of Bridge Loans                              (1,000,000)         --
  Repayment of Note Payable                              (2,021,705)   (625,827)
  Repayment of Capital Lease Obligations                   (734,742)   (251,886)
  Payments of Deferred Offering Costs                            --    (292,986)
  Proceeds from Bridge Loans                                     --   1,000,000
  Advance from Affiliates                                        --    (100,182)
  Advances Under Convertible Promissory Notes                    --       6,144
  Repayment of Convertible Promissory Note                       --     (18,432)
  Common Stock Issued                                            --       1,000
                                                        ----------- -----------

  Net Cash - Financing Activities                         3,238,965     (93,571)
                                                        ----------- -----------

  Net [Decrease] Increase in Cash                          (555,827)    685,756

Cash - Beginning of Years                                   701,672      15,916
                                                        ----------- -----------

  Cash - End of Years                                   $   145,845 $   701,672
                                                        =========== ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the years for:
   Interest                                             $   316,567 $   578,492
   Income Taxes                                         $   468,419 $   156,707

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The following table sets forth property and equipment costs which were completely financed through equipment contracts:

December 31,
  1996                                                  $   643,451
  1995                                                  $   124,035

  See Note 4 with respect to acquisition of business.

  See Note 15 for information on related party transactions.

  In November 1995, the Company incurred a non-cash finance charge of $750,000 in connection with bridge financing, of which $462,122 and $287,878 was charged to operations at December 31, 1996 and 1995, respectively [See Note 13].

  See Note 2 for information about the Stock Purchase Agreement and exchange of shares.

See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------




[1] Financial Statement Presentation, Organization and Nature of Operations

The financial statements are presented on a consolidated basis commencing March 5, 1996 and include the results of operations of the parent company, TMCI Electronics, Inc. ["TMCI"], and its wholly-owned subsidiaries, Touche
Manufacturing,   Inc.   ["Touche"],   and  Touche   Electronics,   Inc.  ["TEI"]
[collectively, the "Company"]. The Company's revenues are predominately generated from the manufacture and sale of custom-fabricated metal enclosures for manufacturers of computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. The Company also assembles and installs wire cable harnesses used in custom-fabricated metal enclosures for manufacturers of computers, telecommunications test equipment and medical test equipment. The Company sells to original equipment manufacturers primarily located in the Silicon Valley, California area.

All significant intercompany transactions have been eliminated for all periods presented.

[2] Basis of Presentation

The Company entered into Stock Purchase Agreements [the "Agreements"] with the stockholders of Touche and TEI to acquire all of their issued and outstanding stock. The combined financial statements as of and for the period ended December 31, 1995 give retroactive effect to the acquisition by TMCI Electronics, Inc. of all of the outstanding common stock of TEI [an S corporation] and Touche on March 5, 1996. The financial statements of the Company are presented on a consolidated basis commencing as of such date. Prior to that date the separate results of TEI and Touche had been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 27,280 shares of the Company's common stock to the stockholders of TEI, and 567,600 shares of the Company's common stock to the stockholders of Touche. Additionally, the S corporation equity section of TEI has been reclassified to additional paid-in capital. No adjustment of assets to "fair value" had been recorded and all intercompany balances and transactions were eliminated. The accompanying combined financial statements for 1995 will become the historical financial statements upon issuance of financial statements for the period subsequent to March 5, 1996.

[3] Summary of Significant Accounting Policies

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

Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. At December 31, 1996, there were no cash equivalents.

Inventory - Inventory is recorded at the lower of cost or market. Cost, which includes materials, labor and overhead, is determined using the first-in, first-out basis method.

Property and Equipment and Depreciation - Property and equipment is stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets which range from 5 to 7 years.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[3] Summary of Significant Accounting Policies [Continued]

Goodwill and Amortization - Goodwill is amortized utilizing the straight-line method over a period of 15 years. When changes in circumstances warrant it, the Company evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted cash flows of the entities or assets giving rise to the goodwill.

Deferred Loan Costs - Deferred loan costs have been amortized over the term of the loan using the straight-line method which approximates the interest method.

Earnings Per Share - Earnings per share of common stock is based on the weighted average number of common shares outstanding for each period presented. The 1995 weighted average number of shares gives retroactive effect for the shares issued in the business combination [See Note 2 ]. Common stock equivalents are included if dilutive.

Advertising - The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to $18,316 and $11,874 for the years ended December 31, 1996 and 1995, respectively.

Stock Options - The Company accounts for employee stock-based compensation under the intrinsic value based method as prescribed by Accounting Principles Board ["APB"] Opinion No. 25. The Company applies the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 123 to non-employee stock-based compensation and the pro forma disclosure provisions of that statement to employee stock-based compensation.

Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the western United States.

The Company periodically has money in financial institutions that is subject to normal credit risk beyond insured amounts. This credit risk, representing the excess of the bank's deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance, amounted to approximately $191,000 at December 31, 1996.

The Company's extension of credit to its customers, which are primarily located in the Silicon Valley, California, results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers, but routinely assesses the financial strength of its customers. Based upon factors surrounding the credit risk of its customers and the Company's historical collection experience, an allowance for uncollectible accounts amounting to $93,279 has been established. The Company believes that its accounts receivable credit risk exposure beyond such allowance is limited.
Such assessment may be subject to change in the near term.

The Company had sales to three unrelated customers in the computer industry approximating $7,404,000, $6,285,000 and $3,487,600 representing 28%, 24% and
13%, respectively, of the Company's total net sales for the year ended December 31, 1996. For the year ended December 31, 1995, sales to these three unrelated customers approximated $9,273,000, $5,058,000 and $5,339,000 representing 33%, 18% and 19%, respectively. The loss of one or more of these customers may have a severe impact on the Company in the near term.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[4] Business Acquisition

Effective November 1, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Pen Interconnect, Inc.'s San Jose Division [a manufacturer of wire cable harnesses] for a purchase price of $3,300,000. The Company acquired assets of approximately $1,309,000 and assumed certain liabilities of $372,000. The consideration paid consisted of $2,000,000 in cash, $900,000 in promissory notes, and 134,172 shares of TMCI common stock with an agreed-upon guaranteed value of $400,000 at the date of acquisition. The acquisition was accounted for utilizing the purchase method and the operations of the new division are included in the Company's results of operations from November 1, 1996. Goodwill of approximately $2,577,000 [of which approximately $214,000 was for legal and accounting costs directly related to the acquisition] was recorded in connection with the transaction which is being amortized utilizing the straight-line method over a period of 15 years. Amortization expense of $27,593 was recorded for the period ended December 31, 1996 and accumulated amortization amounted to $27,593 at December 31, 1996. In addition, the Company entered into agreements whereby based on the attainment of certain earnings levels the seller can earn additional proceeds of $700,000. TMCI may also be obligated to issue up to an additional 13,417 shares of Common Stock in the event that certain overdue accounts receivable are collected [See Note 20B Subsequent Events - Arbitration of Pen Interconnect Acquisition].

The following pro forma unaudited information presents the results of the combined operations of TMCI Electronics, Inc. and the San Jose Division of Pen Interconnect, Inc., treating the latter as if it was a division of Touche' Electronics, Inc. for the entire years ended December 31, 1996 and 1995, with pro forma adjustments as if the acquisition had been consummated as of the beginning of 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1995 or results which may occur in the future.

                                                             Year ended
                                                            December 31,
                                                         1 9 9 6     1 9 9 5
                                                         -------     -------

Total Revenues                                        $31,891,096 $33,228,923
Net Income                                            $   445,153 $   608,922
Net Income Per Share                                  $       .15 $       .31

[5] Inventory

Inventory consisted of the following:
                                                       December 31,
                                                         1 9 9 6

Raw Materials                                         $ 3,015,968
Work-in Process                                         1,465,951
Finished Goods                                            688,742
                                                      -----------

  Total                                               $ 5,170,661
  -----                                               ===========

[6] Notes Receivable - Stockholders

During 1996, the Company had advanced $166,226 to three stockholders bearing interest at 10% with a 10 year amortization period commencing December 1, 1997.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[7] Property and Equipment and Depreciation and Amortization

Property and equipment is comprised of the following:

                                                December 31,
                                                   1 9 9 6

Machinery and Equipment                         $ 5,036,652
Furniture and Fixtures                              620,838
Transportation Equipment                            223,397
Leasehold Improvements                              117,699
                                                -----------

Total                                             5,998,586
Less:  Accumulated Depreciation and Amortization  2,360,286

  Total                                         $ 3,638,300
  -----                                         ===========

Depreciation and amortization expense amounted to $812,131 and $702,056 for the years ended December 31, 1996 and 1995, respectively.

[8] Due from Related Party

The Company has amounts due from an entity controlled by the majority stockholder of the Company with interest to 10% per annum. At December 31, 1996, the balance due the Company amounted to $473,952. Interest income on these amounts approximated $30,000 for each of the years ended December 31, 1996 and 1995. In addition, the entity borrowed $1,000,000 from the Small Business Administration. The Company has guaranteed amounts due under the loan.

[9] Due from Stockholder - Noncurrent

The December 31, 1996 balance due from stockholder is comprised of two unsecured promissory notes due on demand from the Company's president. Each of the notes call for interest payable at 10% per annum. The cumulative balance outstanding of these notes was $238,167 at December 31, 1996.

[10] Line of Credit

In March 1996, the Company entered into a new line of credit and term loan facility with a financial institution. The new facilities bear interest rates ranging from prime plus 1.25% to prime plus .75%, are collateralized by all corporate assets and was used to pay off the former line of credit and other debt aggregating approximately $2,800,000. The unused portion of the line of credit was $3,415,000 [based upon eligible accounts receivable] at December 31, 1996 of which approximately $1,000,000 from the line was used to finance the acquisition of Enterprise Industries, Inc. [See Note 20A]. The new facility requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. Effective December 31, 1996, the Company was not in compliance with certain covenants and obtained a waiver from the financial institution of the required minimum level of earnings, tangible net worth, and debt service coverage ratio. The line of credit also contains negative covenants among other provisions, requiring the consent for the disposition of assets, acquisition or merger of any business, guaranty of any third party obligations, capital restructure, and any distributions or payment of any dividends in cash or in stock. The weighted average interest rate on short-term borrowings at December 31, 1996 was 11.3 percent. The line of credit is personally guaranteed by the president of the Company.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[11] Notes Payable

Notes payable consist of the following:


Promissory notes in the amounts of $500,000 and $400,000 issued in connection with the acquisition of the cable company, bearing interest at the prime rate plus .5% with monthly payments of $33,276, maturing October 31, 1999 and November 1, 1998, respectively, collateralized by the assets of the cable division and are in default [See Note 20B] $ 900,000

Note payable to financing company with monthly payments of $6,293 including principal and interest at 8.35% per annum; maturing March 2001; collateralized by machinery and equipment 269,393

Notes  payable  to  financial  institution  with  monthly  payments  of  $46,906 including principal and interest at 1.25% above prime, maturing May 1, 2001, collateralized by all corporate assets 1,691,747
                                                                   December 31,
                                                                       1996

Total                                                               2,861,140
Less: Current Portion                                                 796,867

  Noncurrent Portion                                              $ 2,064,273
  ------------------                                              ===========

The prime rate was 8.25% at December 31, 1996.

Current maturities on long-term debt at December 31, 1996 are as follows:

December 31,
   1997                             $   796,867
   1998                                 828,510
   1999                                 699,116
   2000                                 518,138
   2001                                  18,509
   Thereafter                                --
                                    -----------

   Total                            $ 2,861,140
   -----                            ===========

[12]  Other Liabilities

Pursuant to a purchase agreement with the previous owner of the operating assets of the business, consummated in September 1992, the Company assumed, and agreed to perform and pay when due, all of the liabilities, obligations, and contracts of the previous owner as of August 31, 1992, and any additional liabilities arising in the ordinary course of business. Accrued expenses include management's estimate of their liability under this purchase agreement of approximately $68,000.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[13] Bridge Notes Payable

In November and December 1995, the Company borrowed an aggregate of $1,000,000 in bridge loans, as evidenced by four promissory notes of $250,000 each bearing a rate of eight percent [8%] simple interest. The loans matured on the consummation of the public offering of the Company's securities [See Note 18C]. As additional consideration, solely for making the loans, the Company granted the lenders the right to receive an aggregate of 200,000 units ["Bridgeholder's Units"]. Each Bridgeholder's Unit consists of (i) two shares of Common Stock,
(ii) two Class A Redeemable Common Stock Purchase Warrants ["Class A Warrants"] and (iii) two Class B Redeemable Common Stock Purchase Warrants ["Class B Warrants"]. The Lenders may exercise the right to receive the Bridgeholder's Units by delivering the notice thereof to the Company at any time after the effective date of the offering. The holders of the Bridge Units agreed not to sell, pledge, hypothecate, encumber or otherwise dispose of any of the Bridge Units for a period of thirteen months following the effective date of the offering. The Company has valued these units at $3.75 per unit taking into consideration restrictions imposed on the holders of the Bridge Units as to the salability of the units issued. The Company has accounted for the $750,000 value of the Bridgeholder's Units as debt issue costs which were amortized by the straight-line method which approximates the interest method over the life of the promissory notes. For the year ended December 31, 1996 and 1995, amortization of $462,122 and $287,878, respectively, of such costs are reflected in the statement of operations.

[14] Income Taxes

Commencing March 5, 1996, the Company will file its tax returns on a consolidated basis with all of its subsidiaries. Prior to March 5, 1996, TMCI and Touche filed separate Subchapter C corporation tax returns and TEI was taxed under the provisions of Subchapter S of the Internal Revenue Code.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, and consist primarily of depreciation, inventory capitalization, allowance for bad debts, contribution deductions, and the alternative minimum tax.

The components of the provision for income taxes are as follows:
                                                            December 31,
                                                         1 9 9 6     1 9 9 5
                                                         -------     -------
Current Tax Expense:
  Federal                                             $   126,644 $   354,200
  State                                                    10,120      66,900
                                                      ----------- -----------

  Totals                                                  136,764     421,100
  Less: Benefit of Net Operating Loss Carryforward       (102,300)    (86,100)
                                                      ----------- -----------

  Total Current Provision                                  34,464     335,000
                                                      ----------- -----------

Deferred:
  Federal                                                  40,658     203,800
  State                                                   (56,123)     (4,600)
                                                      ----------- -----------

  Total Deferred Provision                                (15,465)    199,200
                                                      ----------- -----------

  Total Provision for Taxes                           $    18,999 $   534,200
  -------------------------                           =========== ===========

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[14] Income Taxes [Continued]

The components of the deferred tax liability as of December 31, 1996 are as follows:

Deferred Tax Asset:
  Alternative Minimum Tax Credits                     $    59,717
  Bad Debt Allowance                                       37,441
  Inventory Capitalization                                 21,230
  Unused State Tax Credit                                  69,603
                                                      -----------

  Deferred Tax Asset - Current                            187,991

Deferred Tax Liabilities
  Excess Tax Over Book Accumulated Depreciation -
    Non-Current                                          (436,781)

  Net Deferred Tax Liabilities                        $  (248,790)
  ----------------------------                        ===========

A reconciliation between the Company's effective tax rate and the U.S. statutory rate follows:

                                             1 9 9 6     1 9 9 5
                                             -------     -------

U.S. Statutory Rate Applied to Pretax Income     34%       34%
State Tax Provision - Net of Federal Tax Benefit  6         6
Effect of S Corporation Operations               13         2
Net Operating Loss Carryforward                 (42)       --
Other                                            --        11

  Total Effective Tax Rate                       11%       53%
  ------------------------                    ======    ======

As of December 31, 1996, the Company utilized the remaining balance of its net operating loss carryforward as an offset to its federal and state income tax expense.

[15] Related Party Transactions

During 1995, the Company had advanced $98,989 to a company 100% owned by the Company's sole stockholder. This note was payable in monthly installments of $2,215, including interest at 10% per annum, maturing in August 1999. In January 1996, the Company refinanced a note payable, whereby the landlord assumed the outstanding balance of the note. In consideration of the transaction, the Company canceled the outstanding note receivable from the landlord and executed a note payable to the landlord in the amount of approximately $291,000 which was satisfied in March 1996.

[16] Employees' Stock Ownership Plan and Employees' Defined Contribution Plan

TMCI has a Noncontributory Employees' Stock Ownership Plan ["the Plan"] covering all full-time employees who have met certain service requirements. It provides for discretionary contributions by Touche as determined annually by the directors and stockholders. As of December 31, 1996, the Plan owned approximately .8% of Touche's outstanding shares.

The Company has a voluntary 401(k) savings plan covering all eligible employees. The Company matches up to 5% of all contributions on a discretionary basis and each employee vests 100% over 7 years. The Company's 1996 and 1995 contributions were $5,036 and $1,945, respectively.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------




[17] Commitments and Contingencies

Operating Leases - The Company leases its production and administrative facilities. This obligation extends through April 2003. Annual rental increases on each January 1st shall be adjusted per the average annual Consumer Price Index - San Francisco/Oakland/San Jose Metropolitan Area. Beginning on May 1, 2003 and continuing through the remaining lease term, the base rent will be the prevailing market rate.

A portion of the Company's production and administrative facilities are leased from an affiliate which is 100% owned by the Company's sole stockholder. The leases commenced in November 1993 and November 1996 and expire in November 2013.

Minimum lease payments for the next 5 years and thereafter [not including the CPI increases] are:

                            Related Party  Third Party
                               Leases        Leases

1997                        $   576,144    $   470,160
1998                            576,144        470,160
1999                            576,144        470,160
2000                            576,144        470,160
2001                            576,144        470,160
Thereafter                    6,865,716      5,406,840
                            -----------    -----------

  Total                     $ 9,746,436    $ 7,757,640
  -----                     ===========    ===========

Total rent expense amounted to $1,038,626 and $730,417 for the years ended December 31, 1996 and 1995, respectively.

Employment Agreement - The Company has entered into an employment agreement ["Agreement] dated as of December 28, 1995 with its president. The term of employment commenced on March 5, 1996, the effective date of the public offering and will expire on the fifth anniversary thereof. The annual salary under the Agreement is $225,000. The term of employment will be automatically extended for an additional five year term in the absence of notice from either party. This salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary and performance increases as may be determined by the Board of Directors except that during the first three years following the effective date, his salary may not exceed $225,000. The Agreement provides that during the initial three years of the term of employment, an annual bonus of $100,000 will be awarded to the president. The 1996 bonus was relinquished by the President. Bonuses during the remainder of the term of employment will be at the discretion of the Board of Directors.

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

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[18] Stockholders' Equity

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

[B] Issuance of Common Stock - On November 6, 1995, the Company issued 600,000 shares of its common stock to its then sole stockholder in exchange for $1,000, which is reflected retroactively in the statement of stockholders' equity.

[C] Public Offering - On March 11, 1996, the Company closed the initial public offering of its securities resulting in net proceeds to the Company of approximately $5,700,000. The Company sold 1,472,000 Units consisting of one share of common stock, $0.001 par value per share, and one redeemable Class A warrant at a price of $5.00 per Unit. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $5.50 per share for a period of four years beginning March 5, 1997. The Company may redeem the Class A warrants any time after March 5, 1997, upon thirty days written notice, if the average closing price or bid price of the common stock, as reported by the principal market on which the common stock is quoted or traded, equals or exceeds $8.75 per share, for any 20 consecutive trading days ending within five days prior to the date of the notice of redemption. The Company used a portion of the proceeds from the offering to repay the bridge notes described in Note 13.

Effective with the offering, the Company sold the underwriter an option to purchase up to an aggregate of 128,000 units. Each unit shall be exercisable during the four-year period commencing one year after March 11, 1996. The exercise price of the units issuable upon exercise of the underwriter's units during the period of exercisability shall be $8.25.

[D] Conversion of Debt-to-Equity - Immediately prior to the public offering, the holders of the convertible promissory notes exercised the conversion right of the notes and exchanged them for 298,720 shares of TMCI.

[E] Stock Purchase Agreements - On December 28, 1995, the Company entered into Stock Purchase Agreements [the "Agreements"] with the stockholders of Touche and TEI to acquire all of the issued and outstanding stock of Touche and TEI. Immediately prior to the public offering, the Company exchanged its shares of Touche and TEI for 567,600 and 27,280 shares, respectively, of TMCI.

[F] Stock Option Plan - The Company has adopted a stock option plan, effective December 22, 1995. Under such plan, key employees and officers and consultants of the Company will be granted options to purchase shares of the Company's common stock at their fair market value on the date of grant. The plan provides for an aggregate of 500,000 options. On December 22, 1995, the Company's president was granted options to purchase 100,000 shares of common stock at $3.75 per share. The options vest two years from the date of grant and will expire in December 2005. The Plan also permits stock appreciation rights to be granted in tandem with options.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[18] Stockholders' Equity [Continued]

[F] Stock Option Plan [Continued] - A summary of the activity under the plan is as follows:

                                                           Remaining
                                                          Contractual  Exercise
                                       Shares      Price     Life       Price

Balance - December 31, 1994                  -- $      --

Granted                                 100,000      3.75  10 Years   $  3.75
Exercised                                    --        --
Forfeited/Expired                            --        --
                                     ---------- ---------

  Outstanding - December 31, 1995       100,000      3.75  10 Years   $  3.75
  -------------------------------

Granted                                      --        --
Exercised                                    --        --
Forfeited/Expired                            --        --
                                     ---------- ---------

  Outstanding - December 31, 1996       100,000 $    3.75  10 Years   $  3.75
  -------------------------------    ========== =========

  Exercisable - December 31, 1996            --        --
  -------------------------------    ========== =========

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards ["SFAS"] No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been decreased, on a pro forma basis, by approximately $138,500, or $.05 per share for the year ended December 31, 1996 which is based upon the amortization of the 1995 fair value. The effect on 1995 earnings is immaterial. The fair value of stock options granted to employees used in determining the pro forma amounts is estimated at $377,000 during 1995 using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                       December 31,
                                    1 9 9 6      1 9 9 5

Risk-free Interest Rate               N/A         5.87%
Expected Life                         N/A        6 Years
Expected Volatility                   N/A        82.07%
Expected Dividends                          None

Net income and net earnings per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                              December 31,
                                 1 9 9 6
Net Income:
  As Reported                 $    148,337
                              ------------
  Pro Forma                   $      9,837
                              ------------

Net Income Per Share:
  As Reported                 $        .05
                              ------------
  Pro Forma                   $         --
                              ------------

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[19] Fair Value of Financial Instruments

Effective  December  31,  1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of December 31, 1996:

                                                Carrying      Fair
                                                Amount       Value

Due from Stockholder                          $   238,167 $   238,167
Note Receivable - Stockholders                $   166,226 $   166,226
Due from Related Party                        $   473,952 $   473,952
Notes Payable - Net of Current Portion        $ 2,064,273 $ 2,064,273

In assessing the fair value of these financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, notes receivable, accounts payable, amounts due to and from related parties and affiliates, and short-term debt, management estimates that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. Management estimates that the carrying amount of its long-term indebtedness approximates fair value since the interest rates currently offered to the Company for debt of the same remaining maturities approximates the average interest rates which the Company is currently paying. The Company does not believe it is practicable to estimate the fair value of the guarantee described in Note 8 and does not believe exposure to loss is likely.

[20] Subsequent Events

[A] Acquisition of Enterprise Industries, Inc. - On January 24, 1997, the Company acquired 100% of the outstanding shares of capital stock of Enterprise Industries, Inc. ["Enterprise"], a North Hollywood, California based metal stamping manufacturing business for a total purchase price of $1,500,000, consisting of $1,000,000 in cash and the issuance of 96,560 shares of the Company's common stock. The Company acquired assets of approximately $1,088,000 and assumed liabilities of approximately $323,000 resulting in goodwill of approximately $735,000. At the same time the Company entered into an employment contract with the President of Enterprise.

[B] Arbitration of Pen Interconnect Acquisition - Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect, a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against Pen, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law. Management has suspended all payments to Pen, including payments due under the promissory notes, aggregating $900,000. Pen has sought to accelerate the promissory notes. Management, after consultation with legal counsel, believes that it will prevail in all material aspects of the dispute. Accordingly, at December 31, 1996, the Company has classified the promissory notes as maturing under the original terms provided therein [See Note 11].

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[21] Pro Forma Income Taxes [Unaudited]

As of December 31, 1995, the Conversion of Debt to Equity, Stock Purchase Agreements, and Public Offering [See Notes 2, 18C and 18D] had not occurred. The pro forma effect of the income tax expense on the Company's net income if all of these events had occurred at the beginning of the fiscal years presented is shown on the combined statement of operations. The pro forma tax amounts have been computed based on statutory rates in effect for the periods presented.

[22] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has also issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of 125, which are not expected to be relevant to the Company.

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.





                .   .   .   .   .   .   .   .   .   .   .   .   .