Form 10QSB
period 1997-03-31
TMCI ELECTRONICS INC
filed 1997-05-15
CIK 1005509

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For  the  quarterly  period  ended  March  31,  1997
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from                       to

                              Commission file number 0-27510

                         TMCI ELECTRONICS, INC.
          (Exact  name of  registrant as specified in its charter)

   Delaware                                             77-0413814
(State or other jurisdiction of            (I.R.S. Employer  Identification No.)
 incorporation or organization)
                1875 Dobbin Drive, San Jose, CA                         95133
-------------------------------------------------------------------------------
            (Address of principal executive offices)                 (Zip Code)

                                (408) 272-5700
                          Issuer's telephone number

Former name, former address and former fiscal year, if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 12, 1997 there were 3,596,332 shares of Common Stock, par value .001, issued and outstanding.

  Transitional Small Business Disclosure Format (check one):  Yes          No x

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TMCI ELECTRONICS, INC
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Unaudited]


                                                      For the Quarter Ended
                                                            March 31,
                                                       1997           1996

Sales,  net                                         $7,442,688     $7,730,465

Cost of goods sold                                   4,603,745      5,396,750
                                                   -----------     ----------

      Gross profit                                   2,838,943      2,333,715

Operating expenses                                   2,323,049      1,856,394
                                                    ----------     ----------

      Income from operations                           515,894        477,321
                                                  ------------    -----------

Other income [expense]:
      Gain on sale of equipment                          --           122,198
      Other income                                     115,456         34,159
      Non-cash finance charge                            --          (462,122)
      Interest expense                                (114,042)      (140,337)
                                                     ---------      ---------

      Total other income [expense]                       1,414       (446,102)
                                                     ---------      ---------

Income before provision for income taxes               517,308         31,219

Provision for income taxes                             210,447             --

Net income                                           $ 306,862     $   31,219
                                                     =========     ==========

Net income per share                              $        .08   $        .01
                                                  ============   ============

Weighted average number of shares outstanding
and common stock equivalents                         5,393,166      2,314,171
                                                     =========      =========













                See notes to consolidated financial statements

                            TMCI ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 March 31,          December 31,
                                                  1997                 1996
                                                  ----                 ----
                                               (Unaudited)
  ASSETS:
  Current Assets:
        Cash                                 $     62,936          $   145,845
        Accounts Receivable - Net               3,012,724            2,526,816
        Inventory                               6,563,485            5,170,661
        Prepaid Expenses and Other
        Current Assets                            336,709              272,587
        Deferred Income Taxes                     143,078              187,991
        Other Receivables                          65,269               63,669
        Notes Receivable - Stockholders            10,706               10,706
                                           --------------        --------------
              Total Current Assets             10,194,907            8,378,275
                                             ------------           -----------

  Property and Equipment - Net                  4,473,963            3,638,300
                                           --------------         ------------

  Other Assets:
        Notes Receivable - Stockholders           155,520              155,520
        Due from Stockholder                      238,167              238,167
        Due from Related Party                    423,953              473,952
        Other Assets                               11,561               48,152
        Goodwill, Net                           2,678,391            2,549,261
        Total Other Assets                      3,507,592            3,465,052
                                              -----------         ------------
              Total Assets                    $18,176,462          $15,481,627
                                              ===========         ============

  LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current Liabilities:
        Accounts Payable and Accrued Expenses   2,510,149            2,929,242
        Line of Credit                          2,428,977              585,000
        Notes Payable - Current Portion           843,975              796,867
        Due to Affiliate                           30,635               30,634
                                             ------------        -------------
                  Total Current Liabilities     5,813,736            4,341,743
                                             ------------        -------------

  Long -Term Liabilities:
        Notes Payable - Net of Current Portion  2,669,028            2,064,273
        Deferred Income Taxes                     448,007              436,781
        Total Long -Term liabilities            3,117,035            2,501,054
                                             ------------           ----------
              Total Liabilities                 8,930,771            6,842,797
                                             ------------           ----------

  Commitments and Contingencies                    --                    --
                                             ------------           ----------

  Stockholders' Equity:
        Common Stock - .001 par value, 25,000,000 shares authorized, 3,596,332 issued and outstanding as of March 31, 1997 and 3,499,772 as
        of December 31, 1996                        3,597                3,500
        Additional Paid in Capital              7,666,561            7,366,659
        Retained Earnings                       1,575,533            1,268,671
                                               ----------          -----------
              Total Stockholders' Equity        9,245,691            8,638,830
                                               ----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $18,176,462          $15,481,627
                                              ===========          ===========

                See notes to consolidated financial statements

                            TMCI ELECTRONICS, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 [Unaudited]
                                                           Three Months Ended
                                                                 March 31,
                                                             1997        1996
Operating Activities
    Net Income                                            $306,862    $ 31,219
                                                        ----------   ---------
    Adjustments to reconcile net income to
      Net Cash [Used for] Provided by Operations:
            Depreciation and Amortization                  290,579     224,247
            Deferred Income Taxes                           56,139      26,374
            Gain on Sale of Equipment                         --      (122,198)
            Non-Cash Financing Charge                         --       462,122
            Amortization of Deferred loan fees                --        28,500
      Changes in Assets and Liabilities:
      [Increase] Decrease in:
            Accounts Receivable                           (177,489)    301,170
            Inventory                                   (1,167,523) (1,115,444)
            Prepaid Expenses and Other  Current Assets     (47,812)   (202,814)
            Note Receivable - Other                           --        98,898
      Increase (Decrease) in:
            Accounts payable and Accrued Expenses         (512,601)   (559,016)
            Income Taxes Payable                              --      (258,968)
                                                         ---------   ---------

      Total Adjustments                                 (1,558,707) (1,117,038)

    Net Cash - Operating Activities - Forward           (1,251,845) (1,085,819)
                                                       ----------- -----------

Investing Activities:
            Proceeds from Sales of Equipment                  --       178,700
            Purchase of Equipment                         (224,163)   (294,335)
            Note Receivable                                 50,000        --
            Due from Stockholder                              --        (1,134)
            Business Acquisition,  net of cash  acquired  (923,389)       --
                                                       -----------   ---------

    Net Cash -  Investing Activities - Forward          (1,097,552)   (116,769)
                                                       -----------   ---------

Financing Activities:
            Credit Line Advances                         2,613,044   6,316,000
            Credit Line Payments                          (822,200) (6,825,028)
            Debt  Repayment                                (65,952)   (652,947)
            Repayment of Bridge Note Payable                  --    (1,000,000)
            Proceeds from Public Offering                     --     5,810,594
            Proceeds from Note Payable                     541,596        --
                                                       -----------   ---------

    Net Cash - Financing Activities                      2,266,488   3,648,619
                                                       -----------  ----------

    Net Increase [Decrease] in Cash                       ( 82,909)  2,446,031

    Cash - Beginning of Periods                            145,845     701,672
                                                       -----------  ----------

    Cash - End of Periods                                  $62,936  $3,147,703
                                                       ===========  ==========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period  for interest              $84,975  $  119,217
                See notes to consolidated financial statements

TMCI  ELECTRONICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1) Basis of Reporting

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1997 and the results of its operations for the three month period then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the financial statement and notes for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of TMCI Electronics, Inc. ["TMCI"], and its wholly-owned subsidiaries, Touche Manufacturing Company, Inc. ["Touche"], Touche Electronics Inc. ["TEI"], and Enterprise Industries, Inc.["EII"], [collectively, the "Company"]. All significant intercompany balances and transactions have been eliminated in consolidation.

2) Income Per Share

Income per share of common stock is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive, for each period presented.

3) Common Stock

Effective January 1, 1997, the Company issued 96,560 shares of common stock in connection with the acquisition of the business as discussed in note 5.

4) Inventory

Inventory consists of the following:
                                                 March 31,
                                                   1997

      Raw Materials                             $3,529,926
      Work in Process                            2,237,894
      Finished Goods                               795,665
                                                   -------

            Total                               $6,563,485

5)  Acquisition of Business

Effective January 1, 1997, the Company acquired 100% of the outstanding shares of common stock of Enterprise Industries, Inc., a North Hollywood, California based metal stamping manufacturing business for a total purchase price consisting of $1,000,000 in cash and the issuance of 96,560 shares of the Company's common stock. The Company acquired assets of approximately $1,088,000 and assumed liabilities of approximately $323,000 resulting in goodwill of approximately $122,600. At the same time, the Company entered into an employment contract with the President of Enterprise.

The following unaudited pro forma combined results of operations reflect the acquisition as if it had occurred at the beginning of the period presented. These pro forma results may not be indicative of the results that actually would have occurred if the acquisition had been in effect on the date indicated.

                                                 March 31, 1996

Total Revenues                                    $ 8,480,465

Net Earnings                                      $    53,719

Earnings Per Common Share                         $       .02

Weighted Average Common Shares Outstanding          2,410,731

6) Arbitration of Pen Interconnect Acquisition

Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect, a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against Pen, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law. Management has suspended all payments to Pen, including payments due under the promissory notes, aggregating $900,000. Pen has sought to accelerate the promissory notes. Management, after consultation with legal counsel, believes that it will prevail in all material aspects of the dispute. Accordingly, at December 31, 1996, the Company has classified the promissory notes as maturing under the original terms provided therein.

Item 2.     Management's Discussion and Analysis


                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Overview

      Effective  March 5, 1996,  November  1, 1996,  and  January 1, 1997,  TMCI
Electronics, Inc. ("Company") acquired Touche Manufacturing Company, Inc. ("Touche") and Touche Electronics, Inc. ("TEI"), the San Jose Division of Pen Interconnect, Inc.("Pen"), and Enterprise Industries, Inc. ("EII"), pursuant to certain Stock Purchase Agreements and an Asset Purchase Agreement, respectively. The Touche and TEI, and EII Agreements were executed on December 28, 1995, November 12, 1996, and January 24, 1997, respectively. Prior to the March 5, 1996 acquisition, the Company's operations consisted of forming of the Company, preparing for the acquisition of Touche and TEI, as well as preparing for the initial public offering of its securities discussed below.

      Effective January 1, 1997, the Company acquired Enterprise Industries, Inc., a metal stamping business, to augment the operations at Touche and TEI: the value-added turnkey and wire and cable manufacturing divisions, and to broaden its customer base with metal stamping capabilities, respectively. TEI divisions will produce basic cable products and will provide assembly capabilities for specialized products for their customers, respectively, while stamping is expected to diversify overall operations. In addition, the Company's strategy is to expand its core and value added businesses by increasing its product offerings to satisfy its customers' needs and their growing demand for more outsourcing of contract manufacturing services.

Results of Operations

      The results of operations utilizes the consolidated results from Touche, TEI, Pen and EII after their acquisition by the Company, eliminating intercompany transactions as represented by the financial statements. The discussion below should be read in conjunction with the financial statements and the notes thereto, that appear elsewhere in this report.

Net Sales

      Net sales decreased by approximately $287,800 or 4% to $7,442,688 from $7,730,465 for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease in sales was due primarily to a comparatively slow start during the first two months of operation in the quarter. Because of a slowly recovering OEM market, the Company's customers lowered their demand requirements for product and placed smaller orders for manufacture and assembly with the Company. Even though the first quarter sales results were lower than that recorded for the same period a year prior, sales for the quarter ended March 31, 1997 were actually up approximately 32% over the fourth quarter ended December 31, 1996, which are in line with improving market conditions within the industry, and it is expected that this trend will continue during 1997.

Gross Profit

      Gross profit increased approximately $505,200 or 22% to $2,838,943 from $2,333,715 for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. As a percentage of sales, gross profit increased approximately 8% to 38% from 30% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase is primarily due to improvements in operations through better production yield, labor efficiencies, and a reduction in material costs.


Operating Expenses
      General and administrative expenses increased approximately $466,700 or 25% to $2,323,049 from

$1,856,394 for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. As a percentage of sales, the Company's general and administrative expenses increased 7% to 31% from 24% for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. The increase in operating expenses was primarily due to investments in infrastructure and through business acquisitions: San Jose Division of Pen Interconnect, Inc. and Enterprise Industries, Inc. in support of planned growth and expansion. These investments continue to reflect an increase in personnel, building rental costs, repairs, promotions and increases in management positions and other related items.

Other income [expense]

      Other income increased approximately $447,500 or 315% to $1,414 from ($446,102) in the quarter ended March 31, 1997 as compared with the quarter ended March 31, 1996. The increase in other income was primarily due to a net decrease of approximately $462,100 in a one-time financing charge on certain bridge loans that was incurred by the Company in the first quarter of 1996, a net decrease of approximately $26,300 in interest expense due to a decrease in borrowings as a result of the utilization of proceeds from the initial public offering, and a net increase of approximately $81,300 in other income, offset by a net decrease of approximately $122,200 on the sale of equipment recognized in the quarter ended March 31, 1996.

Net Income

      Net income increased by approximately $275,600 or 883% to $306,862 from $31,219 for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase in net income was primarily due to: (1) income from operations of approximately $515,900, and (2) other income of approximately $115,500, offset by a provision for income taxes of approximately $210,500, and interest expense of approximately $114,000.


Liquidity and Capital Resources

      The Company has a long-term revolving line of credit with Manufacturers Bank ("Mfrs"), which expires June 1, 1997, and bears interest at Mfrs' base rate plus 1/2% which was based on the completion of re-negotiations for increased credit limits and lower interest rates. These completed negotiations permits the Company to borrow up to $4,400,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable, including EII. The Company had approximately $2,429,000 in outstanding borrowings under the line of credit as of March 31, 1997. In addition, the Company and Mfrs have agreed to a term facility of up to $2,500,000 available for equipment purchases, which will bear interest at Mfrs' base rate plus 1%. There were approximately $1,624,400 outstanding borrowings under this facility as of March 31, 1997.

      On March 11, 1996, the Company closed an Initial Public Offering of its securities resulting in net proceeds of approximately $ 5.8 million. The Company used the proceeds of the offering to repay certain bridge notes and other debt and apply the remaining proceeds to working capital.

      The Company's working capital increased by approximately $344,600 from $4,036,532 to $4,381,171 in the first fiscal quarter ended March 31, 1997. The increase resulted primarily from an increase in accounts receivable of approximately $485,900, an increase in inventory of approximately $1,392,800, a decrease in accounts payable of approximately $419,100, and an increase in bank short-term borrowings of approximately $1,844,000. The increase in inventory is due to the Company's planned growth and business acquisition during the quarter ended March 31, 1997.
      The Company required cash to fund operating activities of approximately ($1,252,500) in the fiscal quarter ended March 31, 1997 as compared to required cash to fund operating activities of approximately ($1,085,800) in the fiscal quarter ended March 31, 1996. Cash used in investing and financing activities, includes the purchase of equipment, note receivable, debt reduction, acquisition of a Stamping Company (see Note 5, Acquisition of Business), note payable proceeds, bank short-term borrowings, proceeds from public offering, and repayment of bridge note payable, was approximately $1,267,100 and $3,648,600 in the quarters ended March 31, 1997 and March 31, 1996, respectively.

      During the quarter ended March 31, 1997 and March 31, 1996, the Company spent approximately $224,200 and $294,300, respectively, to purchase capital equipment which was funded through long-term borrowings and current operations. Additionally, management expects the Company's level of future capital expenditures to increase at a level that is consistent with the Company's projected growth and operational projects. Management has projected capital expenditure requirements of approximately $2,000,000 for the fiscal year ending December 31, 1997. This increase will be supported by increased bank borrowings and internal operations.

      Management believes that its current financial position, together with available borrowings under the Company's various credit facilities will be sufficient to meet the Company's anticipated operating needs and projected capital expenditure requirements for the next twelve months.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect, a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against Pen, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law. Management has suspended all payments to Pen, including payments due under the promissory notes, aggregating $900,000. Pen has sought to accelerate the promissory notes. Management, after consultation with legal counsel, believes that it will prevail in all material aspects of the dispute. Accordingly, at December 31, 1996, the Company has classified the promissory notes as maturing under the original terms provided therein.

Item 2.  Changes in Securities.

On January 24, 1997, the Company completed the acquisition of 100% of the outstanding shares of capital stock of Enterprise Industries, Inc. for a total purchase price of $1,500,000 consisting of $1,000,000 in cash and the issuance of 96,560 shares of the Company's common stock pursuant to an exemption under the Securities Act.
However, the effective date of acquisition is January 1, 1997.  (See Note 5)

Item 6.  Exhibits and Reports on Form 8-K.

(a) This Report contains the following Exhibits as required by Item 601 of Regulation S-B.

Exhibit                       Description


10.1  Stock Purchase Agreement of Enterprise Industries, Inc.*

11.0  Computation of Earnings Per Share

(b) On February 7, 1997 the Company filed with the Securities and Exchange Commission (the "Commission"), a Current Report on Form 8-K containing information relating to the acquisition, by the Company, of Enterprise Industries, Inc. ("EII") pursusant to a Stock Purchase Agreement effective January 1, 1997.

*Incorporated by reference from the registrant's Current Report on Form 8-K filed on February 7, 1997 (File No. 0-27510)

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TMCI Electronics, Inc.
                                    (Registrant)

Date:  May 13, 1997                   By:_____________________________________
                                         Charles Shaw, Chief Financial Officer
                                           (Principal Financial Officer)

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TMCI Electronics, Inc.
                                           (Registrant)

Date:  May 13, 1997                   /s/ Charles Shaw
                                    -------------------------------------
                                     Charles Shaw, Chief Financial Officer
                                    (Principal Financial Officer)