Form 10-Q
period 1997-06-30
TMCI ELECTRONICS INC
filed 1997-08-06
CIK 1005509

U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997
        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from       to

                        Commission file number 0-27510

                             TMCI ELECTRONICS, INC.
            (Exact name of registrant  as specified in its charter)



State or other jurisdiction of                (IRS Employer  Identification No.)
incorporation or organization)

                          1875 Dobbin Drive, San Jose, CA             95133
                      (Address of principal executive offices)      (Zip Code)

                                (408) 272-5700
                        Registrant's  telephone number


  (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 28, 1997 there were 3,596,332 shares of Common Stock, par value .001, issued and outstanding.

                             TMCI ELECTRONICS, INC.



             Page

Part I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements
      Historical Financial Statements

       Consolidated Balance Sheets
            December 31, 1996................................................ 3

           June 30, 1997..................................................... 3
       Consolidated Statements of Operations
            Quarters Ended June 30, 1997 and 1996............................ 4

            Six Months Ended June 30, 1997 and 1996.......................... 4

       Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1997................................... 5

            Six Months Ended June 30, 1996................................... 5

        Notes to Consolidated Financial Statements........................... 6

   Item 2.  Management's Discussion and Analysis............................. 8

Part II -- OTHER INFORMATION

   Item 6.  Exhibit and Reports on Form 8-K................................. 11

   Signature................................................................ 12

   Exhibit 11 Computation of Earnings Per Share............................. 13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             June 30,               December 31,
                                               1997                     1996
                                           (Unaudited)
ASSETS:
  Current Assets:
    Cash                                $     29,304               $    145,845
    Accounts Receivable, Net               3,709,036                  2,526,816
    Inventory                              7,532,589                  5,170,661
    Deferred Income Taxes                         --                    272,587
    Prepaid Expenses and Other Current
     Assets                                  348,035                    187,991
    Other Receivables                         60,334                     63,669
    Notes Receivable - Stockholders          204,197                     10,706
                                        ------------               ------------
           Total Current Assets           11,883,495                  8,378,275
                                        ------------               ------------

  Property and Equipment,  Net             5,060,791                  3,638,300
                                        ------------               ------------
  Other Assets:
    Notes Receivable - Stockholders               --                    155,520
    Due from Stockholder's                   200,195                    238,167
    Due from Related Party                   484,065                    473,952
    Other Assets                              18,640                     48,152
    Goodwill, Net                          2,812,857                  2,549,261
                                        ------------               ------------
           Total Other Assets              3,515,757                  3,465,052
                                        ------------               ------------
                  Total Assets          $ 20,460,043               $ 15,481,627
                                        ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts Payable and Accrued
     Expenses                           $  2,733,769               $  2,929,242
    Line of Credit                         2,581,968                    585,000
    Notes Payable - Current Portion          892,274                    796,867
    Due to Affiliate                          30,635                     30,634
                                        ------------               ------------
           Total Current Liabilities       6,238,646                  4,341,743
                                        ------------               ------------
  Long Term Liabilities:
     Notes Payable - Net of Current
      Portion                              4,110,933                  2,064,273
     Deferred Income Taxes                   468,849                    436,781
                                        ------------                -----------
           Total Long-Term Liabilities     4,579,782                  2,501,054
                                        ------------                -----------
                  Total Liabilities       10,818,428                  6,842,797
                                        ------------                -----------
  Commitment and Contingencies                    --                         --


Stockholders' Equity:
  Common Stock - .001 par value,
   25,000,000 shares authorized,
   3,596,332 issued and outstanding as
   of June 30, 1997 and 3,499,772 as of
   December 31, 1996                           3,597                      3,500

  Additional Paid in Capital               7,666,561                  7,366,659
  Retained Earnings                        1,971,457                  1,268,671
                                        ------------               ------------
           Total Stockholders' Equity      9,641,615                  8,638,830
                                        ------------               ------------

Total Liabilities and Stockholders'     ------------               ------------
  Equity                                $ 20,460,043               $ 15,481,627
                                        ============               ============


                See notes to consolidated financial statements

                   TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]


                                   Three Months Ended             Six Months Ended
                                        June 30,                      June 30,
                                   1997          1996           1997           1996

SALES,  Net                    $ 9,601,706   $ 7,519,668    $17,044,394    $15,250,133

Cost of Goods Sold               6,254,930     5,022,516     10,858,674     10,419,266
                               -----------   -----------    -----------    -----------
      Gross Profit               3,346,776     2,497,152      6,185,720      4,830,867

Operating Expenses               2,642,883     2,021,379      4,965,912      3,877,773
                               -----------   -----------    -----------    -----------

      Income from Operations       703,913       475,773      1,219,808        953,094
                               -----------   -----------    -----------    -----------

Other Income [Expense]:
      Gain on sale of Equipment         --        14,302             --        136,500
      Life Insurance                    --        (2,291)            --         (2,291)
      Non-cash Finance Charge           --            --             --       (462,122)
      Interest Expense            (118,819)      (59,847)      (234,184)      (200,184)
      Other Income                  38,746         5,545        155,525         39,704
      Interest Income                   --        28,018             --         28,018
                               -----------   -----------    -----------    -----------

      Total Other [Expense]       ( 80,073)      (14,273)       (78,659)      (460,375)
                               -----------   -----------    -----------    -----------

Income Before Provision for
  Income taxes                     623,840       461,500      1,141,149        492,719

   Provision for Income Taxes      227,916       189,215        438,363        200,090

Net Income                        $395,924      $272,285       $702,786       $292,630
                                  ========      ========       ========       ========

Earnings Per Share:
      Net Income Per Share            $.09          $.08           $.17           $.10
                                  ========      ========       ========       ========

Weighted Average Number of
Shares and Common Stock
Equivalents                      5,393,166     3,365,600      5,393,166      2,839,886
                                 =========     =========      =========      =========



















                See notes to consolidated financial statements

                   TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]

                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                            1997         1996
Operating Activities                                        ----         ----
      Net Income                                          $702,786     $292,630
      Adjustments to reconcile net income to
      Net cash from operations:
            Depreciation and amortization                  618,096      395,256
            Deferred income taxes                          220,059        9,234
            Gain on sale of equipment                           --     (136,500)
            Non-cash financing charge                           --      462,122
            Amortization of Deferred loan fees                  --       28,500
      Charges in Assets and Liabilities:
      [Increase] decrease in:
            Accounts receivable, trade                    (873,801)   1,875,938
            Inventory                                   (2,136,627)  (1,579,740)
            Prepaid expenses and other  current assets    ( 71,460)    (144,408)
      Increase (decrease) In:
            Accounts payable and accrued expenses         (364,828)  (1,621,746)
            Income taxes payable                            68,394     (121,212)
                                                         ---------    ---------
      Total Adjustments                                 (2,540,167)    (832,556)

Net cash provided by (used in) operating activities     (1,837,381)    (539,926)
                                                         ---------    ---------
Investing Activities:
            Proceeds from sales of equipment                   --       193,000
            Purchase of equipment                        (488,605)     (321,689)
            Note receivable - Other                            --        98,898
            Due from Stockholder                               --       ( 6,134)
            Business acquisition, net of cash acquired (1,109,314)           --
                                                        ---------    ----------

Net cash provided by (used in)  investing activities   (1,597,919)      (35,834)
                                                        ---------    ----------
Financing activities:
            Credit line Advances                        3,703,135     1,381,129
            Credit line Repayments                     (1,759,300)   (1,381,129)
            Debt  repayment                            (2,860,049)     (906,706)
            Repayment of bridge note payable                   --    (1,000,000)
            Proceeds from public offering                      --     5,810,594
            Notes payable proceeds                      4,234,973            --
                                                        ---------     ---------
Net cash provided by (used in)  financing activities    3,318,759     2,259,312
                                                        ---------     ---------

    Net Increase [decrease] in cash                      (116,541)    1,683,552

    Cash - Beginning of period                            145,845       701,672
                                                        ---------     ---------
    Cash  - End of Periods                                $29,304    $2,385,224
                                                        =========     =========




                See notes to consolidated financial statements

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)Basis of reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of its operations for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

2) Income Per Share

Income per share of common stock is based on weighed average number of common shares outstanding and common stock equivalents, if dilutive. for each period presented.

3) Inventory

Inventory consists of the following:
                                                  June 30,
                                                    1997
                                                  --------

      Raw Materials                              $4,242,291
      Work in process                             2,473,995
      Finished Goods                                816,303
                                                -----------

            Total                                $7,532,589
                                                -----------
4)  Acquisition of Business

Effective January 1, 1997, the Company acquired 100% of the outstanding shares of common stock of Enterprise Industries, Inc., a North Hollywood, California based metal stamping manufacturing business for a total purchase price of $1,300,000, consisting of $1,000,000 in cash and the issuance of 96,560 shares of the Company's common stock. The Company acquired assets of approximately $1,499,000 and assumed liabilities of approximately $323,000 resulting in goodwill of approximately $124,000, which will be amortized over 15 years under the straight line method. The acquisition will be accounted for under the purchase method. At the same time, the Company entered into an employment contract with the President of Enterprise.

The following unaudited pro forma consolidated results of operations reflect the acquisition as if it had occurred at the beginning of the period presented. These pro forma results may not be indicative of the results that actually would have occurred if the acquisition had been in effect on the date indicated.

                                                 June 30, 1996
                                                 -------------

Total Revenues                                   $  16,960,930
                                                 -------------

Net Earnings                                     $     400,068
                                                 -------------

Earnings Per Common Share                        $         .14
                                                 -------------

Weighted Average Common Shares Outstanding           2,936,446
                                                 -------------

5)  Arbitration of Pen Interconnect Acquisition

Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect, a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against Pen, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law. Management has suspended all payments to Pen, including payments due under the promissory notes, aggregating $900,000. Pen has sought to accelerate the promissory notes. Management, after consultation with legal counsel, believes that it will prevail in all material aspects of the dispute. Accordingly, at December 31, 1996 and June 30, 1997, the Company has classified the promissory notes as maturing under the original terms provided therein. An arbitrator has been selected and agreed upon by all parties to the legal proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      Certain information set forth in this report includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including but not limited to, the Company's limited operating history, entry into new lines of business and the uncertainty of success of its newly acquired subsidiaries, dependence upon major customers, risk of inventory obsolescence, substantial competition and dependence upon a small number of key executives. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Company undertakes no obligation to release any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

Results of Operations

      The results of operations utilizes the consolidated results from TMCI Electronics, Inc. and its subsidiaries ( collectively, the "Company"). The discussion below should be read in conjunction with the financial statements and the notes thereto, that appear elsewhere in this report.

Net Sales

      The Company's net sales increased approximately $2,082,000 or 28% to $9,601,706 from $7,519,668 in the second quarter ended June 30, 1997, as compared with the second quarter ended June 30, 1996. The growth in second quarter sales was due primarily to a significant increase in existing as well as new customer orders, and the introduction of new product services, which relies upon the health of the market economy, and the general trend in product development and demand. In contrast, the Company's net sales increased approximately $1,794,300 or 12% to $17,044,394 from $15,250,133 for the six month period ended June 30, 1997, as compared with the six month period ended June 30, 1996, reflecting a slow start during the first two months of operation and lower comparative sales results in the first quarter ended March 31, 1997, as compared with the first quarter ended March 31, 1996. The increase in sales is primarily due to the acquisitions of wire cable and metal stamping
manufacturing   businesses  as  new  products  were  included  in   consolidated
operations.

Gross Profit

      The Company's gross profit increased approximately $849,600 or 34% to $3,346,776 from $2,497,152 in the second quarter ended June 30, 1997, as compared with the second quarter ended June 30, 1996. As a percentage of sales, the Company's gross profit increased approximately 2% to 35% from 33% in the second quarter ended June 30, 1997, as compared with the second quarter ended June 30, 1996. In contrast, the Company's gross profit increased approximately $1,354,853 or 28% to $6,185,720 from $4,830,867 for the six month period ended June 30, 1997, as compared with the six month period ended June 30, 1996. As a percentage of sales, gross profit increased approximately 4% to 36% from 32% for the six month period ended June 30, 1997, as compared with the six month period ended June 30, 1996. The second quarter and six month period increases in gross profit are primarily due to better production yield and labor efficiencies, and the acquisition of wire cable and metal stamping businesses which have allowed the Company to reduce material costs and to tighten controls on costs, which the Company has been able to achieve through the successful acquisition and integration of the wire cable and stamping manufacturing businesses into its operations.

Operating Expenses

      General and administrative expenses increased approximately $621,500 or 31% to $2,642,883 for the second quarter ended June 30, 1997, as compared with the second quarter ended June 30, 1996. As percentage of sales, general and administrative expenses increased approximately 1% to 28% from 27% for the second quarter ended June 30, 1997, as compared with the second quarter ended June 30, 1996. In contrast, the Company's general and administrative expenses increased approximately $1,088,139 or 28% to $4,965,912 from $3,877,773 for the six month period ended June 30, 1997, as compared with the six month period ended June 30, 1996.

As a percentage of sales, the Company's general and administrative expenses increased 4% to 29% from 25% for the six month period ended June 30, 1997, as compared with the six month period ended June 30, 1996. The increase in operating expenses was primarily attributable to the new acquired businesses:
San Jose Division of Pen Interconnect, Inc. and Enterprise Industries, Inc. The impact of these acquisitions are reflected in increases in personnel, building rental costs, repairs and maintenance, promotions and increases in management positions and other related business operations.

Interest Expense

      The Company's interest expense for the second quarter ended June 30, 1997 was approximately $118,800, representing an increase of approximately $59,000 over the second quarter ended June 30, 1996. In contrast, interest expense for the six month period ended June 30, 1997 was approximately $234,200, representing an increase of approximately $34,000 from the six month period ended June 30, 1996. The Company's interest expense increased during the second quarter and six month period ended June 30, 1997, due to increases in bank borrowings in the second quarter and six month period ended June 30, 1997, as compared to the second quarter and six month period ended June 30, 1996.

Other Income [Expense]

      The Company's other expenses increased approximately $66,000 to $80,073 from $14,273 in the second quarter ended June 30, 1997, as compared with the second quarter ended June 30, 1996. The increase was primarily due to a net decrease of approximately $14,300 on the sale of equipment, a net decrease of approximately $28,000 in interest income, and a net increase of approximately $59,000 in interest expenses recognized, offset by a net increase of approximately $33,200 in other income. In contrast, the Company's other expenses decreased approximately $381,700 to $(78,659) from (460,375) in the six month period ended June 30, 1997, as compared with the six month period ended June 30, 1996. The decrease in other expenses was primarily due to a net decrease of approximately $462,100 in a one-time financing charge on certain bridge loans that was incurred by the Company in the first quarter of 1996, and a net increase of approximately $115,800 in other income, primarily due to interest and rental income, and one time refunds from utilities, and Workmens' Compensation, offset by a net decrease of approximately $136,500 on the sale of equipment, and a net decrease of approximately $28,000 in interest income recognized in the six month period ended June 30, 1996.

Net Income

      Net income increased approximately $123,600 or 45% to $395,924 from $272,285 in the second quarter ended June 30, 1997, as compared with the second quarter ended June 30, 1996. The second quarter increase in net income was primarily due to: (1) a net increase in income from operations of approximately $228,100, and (2) a net increase in other expenses of approximately $65,800, and offset by a net increase in the provision for income taxes of approximately $38,700. In contrast, the Company's net income increased approximately $410,200 or 140% to $702,786 from $292,630 for the six month period ended June 30, 1997 as compared with the six month period ended June 30, 1996. The six month period increase in net income was due primarily to: (1) a net increase in income from operations of approximately $266,700, and (2) a net decrease in other expenses of approximately $381,700, and offset by a net increase in the provision for income taxes of approximately $238,300.

Liquidity and Capital Resources

      The Company has a long-term revolving line of credit with Manufacturers Bank ("Mfrs."), which was renewed on June 1, 1997 for an additional year, and bears interest at Mfrs.' base rate plus 1/4%. This facility, which has been increased by $1,100,000, allows the Company to borrow up to $5,500,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable. The Company had approximately $2,582,000 in outstanding borrowings under the line of credit as of June 30, 1997. In addition, the Company and Mfrs. have agreed to a term facility of up to $4,500,000 available for equipment purchases, which will bear interest at Mfrs.' base fixed rate of 8.75% per annum. There were approximately $3,176,700 outstanding borrowings under this facility as of June 30, 1997, with a remaining availability of approximately $1,323,300 under the equipment line and approximately $2,918,000 under the revolving line of credit at June 30, 1997.

      The Company's working capital increased by approximately $1,608,300 from $4,036,532 to $5,644,849 in the six month period ended June 30, 1997. The increase resulted primarily from an increase in accounts receivable of approximately $1,182,200, an increase in inventory of approximately $2,361,900, an increase in prepaid expenses of approximately $160,000, an increase in notes receivable of approximately $193,500, a decrease in accounts payable of approximately $195,500, offset by an increase in short-term bank borrowings of approximately $1,997,000, and a decrease in cash of approximately $116,500.

      The Company required cash to fund operating activities of approximately ($1,837,400) in the six month period ended June 30, 1997 as compared to required cash to fund operating activities of approximately ($539,926) in the six month period ended June 30, 1996. Cash used in investing and financing activities, includes the purchase of equipment, debt reduction, acquisition of Enterprise Industries, Inc., note payable proceeds, bank short-term borrowings, and repayment of bridge note payable, was approximately $1,720,800 and $2,223,500 in the six months ended June 30, 1997 and June 30, 1996, respectively.

      During the six month period ended June 30, 1997 and June 30, 1996, the Company spent approximately $488,600 and $321,700, respectively, to purchase capital equipment which was funded through long-term borrowings and current operations. Additionally, management expects the Company's level of future capital expenditures to increase at a level that is consistent with the Company's projected growth and operations. Management has projected capital expenditure requirements of approximately $2,000,000 for the calendar year ending December 31, 1997. This increase will be supported by increased bank borrowings and internal operations.

      Management believes that its current financial position, coupled with the increase in the Company's available borrowings under its various short and long-term credit facilities will be sufficient to meet the projected operating needs and capital expenditure requirements through the year ending December 31, 1997.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a) This Report contains the following Exhibits as required by Item 601 of Regulation S-B.

Exhibit                       Description
------                        -----------

11.1                          Computation of Earnings Per Share

27.1                          Financial Data Schedule

(b) No reports on Form 8-K were filed during the three month period ended June 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         TMCI Electronics, Inc.
                                                                   (Registrant)



Date:  August 1, 1997                 By:_____________________________________
                                      Charles E. Shaw, Chief Financial Officer
                                           (Principal Financial Officer)




f:\corp\client\touche\tmci\10-qsb

                             TMCI Electronics, Inc.
                                   Exhibit 11
                        Computation of Earnings Per Share


                                                              Six  Months Ended
                                                                  June 30,
                                                              -----------------
                                                              1997         1996
                                                              ----         ----
EPS:

Net Income                                                 $702,786   $ 292,630
                                                          =========   =========

Weighted Average Shares Outstanding                       3,596,332   2,839,886
                                                          =========   =========

EPS                                                           $0.20       $0.10
                                                          =========   =========

Primary & Fully Diluted EPS:

Net Income                                                 $702,786   $ 292,630

Additional Net Income due to decrease in
Interest Expense and increase in Interest
Income, net of Income taxes                                 213,974          --
                                                          ---------    --------

Adjusted Net Income                                        $916,760    $292,630
                                                          =========    ========

Weighted Average Number Shares Outstanding and
Common Stock Equivalents                                  3,515,829   2,839,886

Equivalent Shares Outstanding assuming
exercise of the Options and Warrants under
the modified Treasury Stock method                        1,796,834          --

Shares held in escrow in connection
with acquisition                                             80,503          --
                                                          ---------   ---------
Total Weighted Shares Outstanding
and Common Stock Equivalents                              5,393,166   2,839,886
                                                          =========   =========

Primary & Fully Diluted EPS                                   $0.17       $0.10
                                                          =========   =========