Form 10-Q
period 1997-09-30
TMCI ELECTRONICS INC
filed 1997-11-06
CIK 1005509

U.S. Securities and Exchange Commission
                             Washington, DC  20549
                                   Form 10-Q

(Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                        For the  quarterly  period ended  September 30, 1997
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from                       to

                              Commission file number 0-27510

                           TMCI ELECTRONICS, INC.
            (Exact name of registrant  as specified in its charter)

                                Delaware

                                                          77-0413814
      (State or other jurisdiction of         (IRS Employer  Identification No.)
      incorporation or organization)
                      1875 Dobbin Drive, San Jose, CA          95133
              (Address of principal executive offices      (Zip Code)

                      -------------------------------------------------

                                 (408) 272-5700
                          Registrant's telephone number
                                   telephone number
(Former name, former address and former fiscal year, if changed since last report)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 27, 1997 there were 3,596,332 shares of Common Stock, par value $.001, issued and outstanding.

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES


                                      Page

Part I -- FINANCIAL INFORMATION

       Item 1.  Financial Statements
   Historical Financial Statements

        Consolidated Balance Sheets
         December 31, 1996...........................................3..........
         September 30, 1997..........................................3..........
        Consolidated Statements of Operations
         Quarters Ended September 30, 1997 and 1996..................4.........
         Nine Months Ended September 30, 1997 and 1996...............4.........
        Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997........................5..........
         Nine Months Ended September 30, 1996........................5..........
        Notes to Consolidated Financial Statements...................6.........

       Item 2.  Management's Discussion and Analysis................ 8.........

Part II -- OTHER INFORMATION

       Item 6.  Exhibit and Reports on Form 8- K.....................11 .......
       Signature.....................................................12 .......


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,           December 31,
                                                             1997                       1996
                                                            (Unaudited)
      ASSETS:
      Current Assets:
            Cash                                       $   112,076                  145,845
            Accounts Receivable, Net                     5,260,122                   2,526,816
            Inventory                                    7,938,699                   5,170,661
            Deferred Income Taxes                           68,748                    187 ,991
            Prepaid Expenses and Other Current Assets      451,289                     272,587
            Other Receivables                               72,567                      63,669
            Notes Receivable - Stockholders                204,197                      10,706
                                                      ------------                 -----------
                  Total Current Assets                  14,107,698                   8,378,275
                                                      ------------                   ---------

      Property and Equipment,  Net                        5,381,313                  3,638,300
                                                      -------------                  ---------

      Other Assets:
            Notes Receivable - Stockholders                  --                     155,520
            Due from Stockholders                           200,196                 238,167
            Due from Related Party                          498,952                 473,952
            Other Assets                                      22,89                  48,152
            Goodwill, Net                                 2,797,324                2,549,261
                                                      -------------               ------------
            Total Other Assets                          3,519,367                  3,465,052
                                                       ------------                -------------

                  Total Assets                        $23,008,378                 $15,481,627
                                                      ===========                ============

      LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current Liabilities:
            Accounts Payable and Accrued Expenses        $3,845,085                  $2,929,242
            Line of Credit                                3,204,968                     585,000
            Notes Payable - Current Portion                 940,144                     796,867
            Due to Affiliate                                 27,503                     30,634
                                                        ------------              --------------
                  Total Current Liabilities              8,017,700                    4,341,743
                                                        ----------                 -------------

      Long Term Liabilities:
            Notes Payable - Net of Current Portion       4,184,419                   2,064,273
            Deferred Income Taxes                           556,973                    436,781
                                                       ------------                 -----------
            Total long - Term Liabilities                4,741,392                   2,501,054
                                                         ---------                  ----------
                  Total Liabilities                     12,759,092                    6,842,797
                                                       ----------                    -----------

      Commitment and Contingencies                                   --                      --
                                                      -----------------              ----------------

      Stockholders' Equity:
            Common Stock - $.001 par value, 25,000,000
            share   authorized,
            3,596,332 issued and outstanding as
            of September 30, 1997 and
            3,499,772 as of December 31, 1996                3,597                        3,500
            Additional Paid in Capital                    7,666,561                   7,366,659
            Retained Earnings                             2,579,128                   1,268,671
                  Total Stockholders' Equity             10,249,286                   8,638,830
                                                       ----------                   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $23,008,378                   $15,481,627
                                                       ===========                   ===========



      See notes to consolidated financial statements


                                     3




                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]


                                      Three Months Ended                Nine Months Ended
                                          September  30,                 September  30,

                                        1997        1996            1997               1996

Sales,  Net                         $10,728,640   $5,246,434         27,773,034        $20,496,567

Cost of Goods Sold                   6,713,899    3,078,574          17,572,573         13,497,840
                                    ----------   ----------         -----------        -----------

      Gross Profit                   4,014,741    2,167,860            10,200,461         6,998,727

Operating Expenses                   2,899,896    1,922,573            7,865,808          5,802,637
                                    ----------   ----------           ----------          ---------

      Income from Operations         1,114,845       245,287          72,334,653          1,196,090
                                    ----------   ------------          ---------          ----------

Other Income [Expense]:
      Gain on sale of Equipment        1,241         2,965                  1,241              139,465
      Non-cash Finance Charge                                               --                (462,122)
      Interest Expense                (184,869)       (46,471)              (419,053)         (246,655)
      Other Income                      31,005              --               186,530            39,704
      Interest Income                   --              25,606                  --              53,624
                                        -------         ---------          ------------     --------------

      Total Other [Expense]            (152,623)      (17,900)            (231,282)           (478,291)
                                       -----------  -------------       -----------         ----------

      Income Before Provision for
      Income taxes                      962,222        227,387            2,103,371             720,106

      Provision for Income Taxes        354,551         54,646              792,914             254,736

      Net Income                       $607,671        $172,741            $1,310,457           $465,370
                                      ========        ==========          ==========           ========

Earnings Per Share:
      Net Income Per Share                   $.14         $.05                 $.31               $.15
                                    ===============  ==================  ==================   =============

Weighted Average Number of  Shares
and Common Stock Equivalents          5,393,166         3,365,600          5,393,166           3,016,403
                                      =========          =========         =========          =========






                 See notes to consolidated financial statements






                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]

                                Nine Months Ended
                                                             September  30,
                                                       1997                      1996
Operating Activities
      Net Income                                 $1,310,457                     $465,370
      Adjustments to reconcile net income to
      Net cash from operations:
            Depreciation and amortization            959,083                    595,257
            Deferred income taxes                    239,434                    (38,572)
            Gain on sale of equipment                 (1,241)                  (139,465)
            Non-cash financing charge                                           462,122
            Amortization of Deferred loan fees                                  28,500
      Charges in Assets and Liabilities:
      [Increase] decrease in:
            Accounts receivable, trade            (2,424,887)                   1,436,215
            Inventory                              (2,542,737)                  (1,912,313)
            Prepaid expenses and other  current
            assests                                  (180,56                    (110,389)
      Increase (decrease) In:
            Accounts payable and accrued expenses     356,236                   (904,029)
            Income taxes payable                      458,646                   (258,168)
                                                    -----------                 -----------

      Total Adjustments                           (3,136,030)                   (840,842)

Net cash provided by (used in) operating
activitities                                       (1,825,573)                  (375,472)
                                                 -----------                   -----------

Investing Activities:
            Proceeds from sales of equipment             4,668,135              197,650
            Purchase of equipment                          (650,390)            (538,989)
            Note receivable - Other                                             103,103
            Due from Stockholder                                  --           ( 6,134)
            Business acquisition,  net of cash
            acquired                                       (1,129,064)            --

Net cash provided by (used in)  investing
activities                                                 (1,775,454)               (244,370)
                                                           -----------               -----------

Financing activities:
            Credit line Advances                          4,668,135            1,381,129
            Credit line Repayments                       (2,101,300)          (3,025,705)
            Debt  repayment                              (3,234,550)          (1,100,534)
            Repayment of bridge note payable                 --               (1,000,000)
            Proceeds from public offering                     --               5,810,594
            Notes payable proceeds                       4,234,973               --
                                                       -----------          --------------

    Net cash provided by (used in)  financing
     activities                                          3,567,258            2,065,484
                                                         ---------           ----------

    Net Increase [decrease] in cash                      (33,769)             1,445,642

    Cash - Beginning of period                           145,845               701,672
                                                      -----------             -----------

    Cash  - End of Periods                               $112,076             $2,147,314
                                                       ===========            ==========





                 See notes to consolidated financial statements




                                        5

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of its operations for the nine month period then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

3) Inventory

Inventory consists of the following:
                                                  September 30,
                                                  1997

   Raw Materials                                 $4,608,407
   Work in process                                2,332,484
   Finished Goods                                   997,808
                                                ------------

         Total                                    $7,938,699

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

                                               Nine months ended,
                                               September 30, 1996

Total Revenues                               $  23,918,322
Net Earnings                                 $     816,831
Earnings Per Common Share                    $        .27
Weighted Average Common Shares Outstanding       3,070,072

5)  Arbitration of Pen Interconnect Acquisition

Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect, a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against Pen, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law. Management has suspended all payments to Pen, including payments due under the promissory notes, aggregating $900,000. Pen has sought to accelerate the promissory notes. Management, after consultation with legal counsel, believes that it will prevail in all material aspects of the dispute. Accordingly, at December 31, 1996 and September 30, 1997, the Company has classified the promissory notes as maturing under the original terms provided therein. An arbitrator has been selected and agreed upon by all parties to the arbitration proceedings.

6) Subsequent Event

The Company entered into a non-binding letter of intent to acquire the assets and assume the liabilities of a Santa Clara county based distributor of electronic parts. There can be no assurance that the acquisition will be successfully completed.

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

Net Sales

   The Company's net sales increased approximately $5,482,200 or 104% to $10,728,640 from $5,246,434 in the third quarter ended September 30, 1997, as compared with the third quarter ended September 30, 1996. The growth in third quarter sales was due primarily to a significant increase in existing as well as new customer orders, and in part to new product services provided by the two business acquisitions. As a percentage of sales, the Company's semiconductor, computer, medical and telecommunications equipment market sales were less concentrated, representing approximately 43%, 42%, 10% and 5%, respectively, in the third quarter ended September 30, 1997, as compared with 28%, 59%, 8% and 5%, respectively, in the third quarter ended September 30, 1996.

   In contrast, the Company's net sales increased approximately $7,276,500 or 36% to $27,773,034 from $20,496,567 for the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996. The results continue to reflect significant growth and continuing diversity of operations through the acquisition of the wire cable and metal stamping manufacturing businesses as new product services continue to be introduced and added to consolidated operations. During the third quarter, the Company received a significant order from a medical equipment manufacturer.

Gross Profit

   The Company's gross profit increased approximately $1,846,900 or 85% to $4,014,741 from $2,167,860 in the third quarter ended September 30, 1997, as compared with the third quarter ended September 30, 1996. However, as a percentage of sales, the Company's gross profit decreased approximately 4% to 37% from 41% in the third quarter ended September 30, 1997, as compared with the third quarter ended September 30, 1996. The decrease in gross profit, as a percentage of sales, was primarily due to rescheduled delivery dates of one of the Company's customer product lines, which resulted in the increase and maintenance of a slightly higher inventory level during the third quarter ended September 30,1997. In contrast, the Company's gross profit increased approximately $3,201,700 or 46% to $10,200,461 from $6,998,727 for the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996. As a percentage of sales, gross profit increased approximately 3% to 37% from 34% for the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996. The nine month period increase in gross profit is primarily due to production yields and labor efficiencies, and the acquisition of wire cable and metal stamping businesses which have allowed the Company to reduce material costs and to tighten controls on costs, which it has been able to achieve through the successful acquisition and integration of the wire cable and stamping manufacturing businesses into its operations.


Operating Expenses

   General and administrative expenses increased approximately $977,300 or 51% to $2,899,896 from $1,922,557 in the third quarter ended September 30, 1997, as compared with the third quarter ended September 30, 1996. As a percentage of sales, general and administrative expenses decreased approximately 10% to 27% from 37% for the third quarter ended September 30, 1997, as compared with the third quarter ended September 30, 1996, which is in line with improving and maintaining departmental efficiencies in the third quarter ended September 30, 1997, as compared with the third quarter ended September 30, 1996.

   In contrast, the Company's general and administrative expenses increased approximately $2,065,500 or 36% to $7,865,808 from $5,800,330 for the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996. As a percentage of sales, the Company's general and administrative expenses remained unchanged at 28% for the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996. The stability of this percentage for the nine month period ended September 30, 1997, was primarily attributable to third quarter increase in sales, which offset the increases in personnel, building rental costs, repairs and maintenance, promotions and increases in management positions and other related business operations.

Interest Expense

      The Company's interest expense for the third quarter ended September 30, 1997 was approximately $184,900, representing an increase of approximately $138,400 over the third quarter ended September 30, 1996. In contrast, interest expense for the nine month period ended September 30, 1997 was approximately $419,100, representing an increase of approximately $172,400 from the nine month period ended September 30, 1996. The Company's interest expense increased during the third quarter and nine month period ended September 30, 1997, due to an increase in short term cash requirements which resulted in increased bank borrowings in the third quarter and nine month period ended September 30, 1997, as compared to the third quarter and nine month period ended September 30, 1996.

Other Income [Expense]

      The Company's other expenses increased approximately $134,700 to $152,623 from $17,916 in the third quarter ended September 30, 1997, as compared with the third quarter ended September 30, 1996. The increase was primarily due to a net decrease of approximately $1,700 on the sale of equipment, a net decrease of approximately $25,600 in interest income, and a net increase of approximately $138,400 in interest expenses recognized, offset by a net increase of approximately $31,000 in other income. In contrast, the Company's other expenses decreased approximately $247,000 to $(231,282) from (478,291) in the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996. The decrease in other expenses was primarily due to a net decrease of approximately $462,100 in a one-time financing charge on certain bridge loans that were incurred by the Company in the first quarter of 1996, and a net increase of approximately $146,800 in other income, primarily due to interest and rental income, and one time refunds from utilities, and Workmens' Compensation, a net increase of approximately $172,400 in interest expense, offset by a net decrease of approximately $138,200 on the sale of equipment, and a net decrease of approximately $53,600 in interest income recognized in the nine month period ended September 30, 1996.

Net Income

      Net income increased approximately $434,900 or 252% to $607,671 from $172,741 in the third quarter ended September 30, 1997, as compared with the third quarter ended September 30, 1996. The third quarter increase in net income was primarily due to: (1) a net increase in income from operations of approximately $896,500, and (2) offiset by a net increase in other expenses of approximately $134,700, and a net increase in the provision for income taxes of approximately $299,900. In contrast, the Company's net income increased approximately $845,100 or 182% to $1,310,457 from $465,370 for the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996.
 The nine month period increase in net income was due primarily to: (1) a net increase in income from operations of approximately $1,136,300, and (2) a net decrease in other expenses of approximately $247,000, offset by a net increase in the provision for income taxes of approximately $548,200.

Liquidity and Capital Resources

   The Company has a long-term revolving line of credit with Manufacturers Bank ("Mfrs."), which was renewed on June 1, 1997 for an additional year, and bears interest at Mfrs.' base rate plus 1/4%. This facility, which has been increased by $1,100,000, allows the Company to borrow up to $5,500,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable. The Company had approximately $3,205,000 in outstanding borrowings under the line of credit as of September 30, 1997. In addition, the Company and Mfrs. have agreed to a term loan facility of up to $5,500,000 available for equipment purchases, which will bear interest at Mfrs.' base fixed rate of 8.75% per annum. There were approximately $4,214,800 outstanding borrowings under this facility as of September 30, 1997, with a remaining availability of approximately $1,285,200 under the equipment line and approximately $2,295,000 under the revolving line of credit at September 30, 1997.

   The Company's working capital increased by approximately $2,053,500 from $4,036,532 to $6,089,998 in the nine month period ended September 30, 1997. The increase resulted primarily from an increase in accounts receivable of approximately $2,733,300, an increase in inventory of approximately $2,768,000, an increase in prepaid expenses of approximately $263,300, an increase in notes receivable of approximately $193,500, offset by an increase in accounts payable of approximately $915,800, an increase in short-term bank borrowings of approximately $2,620,000, and a decrease in cash of approximately $33,800.

   The Company required cash to fund operating activities of approximately ($1,825,600) in the nine month period ended September 30, 1997, as compared to required cash to fund operating activities of approximately ($375,500) in the nine month period ended September 30, 1996. Cash used in investing and financing activities, includes the purchase of equipment, debt reduction, acquisition of Enterprise Industries, Inc., note payable proceeds, bank short-term borrowings, repayment of bridge note payable, and an increase in third party loans, was approximately
 $1,791,800 and $1,821,100 in the nine months ended September 30, 1997 and September 30, 1996, respectively.

   During the nine month period ended September 30, 1997 and September 30, 1996, the Company spent approximately $488,600 and $321,700, respectively, to purchase capital equipment which was funded through long-term borrowings and current operations. Additionally, management expects the Company's level of future capital expenditures to increase at a level that is consistent with the Company's projected growth and operations. Management has projected capital expenditure requirements of approximately $2,000,000 for the calendar year ending December 31, 1997. This increase will be supported by increased bank borrowings and internal operations.

   Management believes that its current financial position, together with the available borrowings under the Company's available borrowings under its various short and long-term credit facilities will be sufficient to meet the Company's anticipated operating needs and projected capital expenditure requirements through the year ending December 31, 1997.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a) This Report contains the following Exhibits as required by Item 601 of Regulation S-B.

Exhibit              Description

11.1                 Computation of Earnings Per Share

   (i)                  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three month period ended September 30, 1997.

SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TMCI Electronics, Inc.
                                                                (Registrant)


Date:  November 4, 1997                  By:___________________________________
                                      Charles E. Shaw, Chief Financial Officer

                                        (Principal Financial Officer)




                             TMCI Electronics, Inc.
                                   Exhibit 11
                        Computation of Earnings Per Share


                                                        Nine  Months Ended
                                                             September 30,
                                                      1997        1996

EPS:
Net Income                                              $ 1,310,457          $ 465,370
                                                       ============          =========

Weighted Average Shares Outstanding                       3,596,332          3,016,403
                                                          =========          =========

EPS                                                      $0.37                 $0.15
                                                    =============           ===========

Primary & Fully Diluted EPS:

Net Income                                              $ 1,310,457          $ 465,370

Additional Net Income due to decrease in
Interest Expense and increase in Interest
Income, net of Income taxes                                 380,357            --

Adjusted Net Income                                      $1,690,814          $ 465,370
                                                        ===========          =========

Weighted Average Number Shares Outstanding and
Common Stock Equivalents                            3,515,829                 2,839,886

Equivalent Shares Outstanding assuming
exercise of the Options and Warrants under
the modified Treasury Stock method                  1,796,834                    --

Shares held in escrow in connection
with acquisition                                        80,503                   --

Total Weighted Shares Outstanding and
Common Stock Equivalents                            5,393,166                 3,016,403
                                                    =========                 =========

Primary & Fully Diluted EPS                               $0.31                  $0.15
                                                   ==============            ==========






