Form 10-Q/A
period 1997-09-30
TMCI ELECTRONICS INC
filed 1997-11-07
CIK 1005509

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
                                      =========          =========         =========          =========






                 See notes to consolidated financial statements






                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]

                                Nine Months Ended
                                                             September  30,
                                                       1997                      1996
Operating Activities
      Net Income                                 $1,310,457                     $465,370
      Adjustments to reconcile net income to
      Net cash from operations:
            Depreciation and amortization            959,083                    595,257
            Deferred income taxes                    239,434                    (38,572)
            Gain on sale of equipment                 (1,241)                   (139,465)
            Non-cash financing charge                                           462,122
            Amortization of Deferred loan fees                                  28,500
      Charges in Assets and Liabilities:
      [Increase] decrease in:
            Accounts receivable, trade            (2,424,887)                   1,436,215
            Inventory                              (2,542,737)                  (1,912,313)
            Prepaid expenses and other  current
            assests                                  (180,56                    (110,389)
      Increase (decrease) In:
            Accounts payable and accrued expenses     356,236                   (904,029)
            Income taxes payable                      458,646                   (258,168)
                                                    -----------                 -----------

      Total Adjustments                           (3,136,030)                   (840,842)

Net cash provided by (used in) operating
activitities                                       (1,825,573)                  (375,472)
                                                 -----------                    -----------

Investing Activities:
            Proceeds from sales of equipment                  4,000              197,650
            Purchase of equipment                          (650,390)            (538,989)
            Note receivable - Other                                             103,103
            Due from Stockholder                                  --            ( 6,134)
            Business acquisition,  net of cash
            acquired                                       (1,129,064)            --

Net cash provided by (used in)  investing
activities                                                 (1,775,454)          (244,370)
                                                           -----------         -----------

Financing activities:
            Credit line Advances                          4,668,135            1,381,129
            Credit line Repayments                       (2,101,300)          (3,025,705)
            Debt  repayment                              (3,234,550)          (1,100,534)
            Repayment of bridge note payable                 --               (1,000,000)
            Proceeds from public offering                     --               5,810,594
            Notes payable proceeds                       4,234,973               --
                                                       -----------          --------------

    Net cash provided by (used in)  financing
     activities                                          3,567,258            2,065,484
                                                         ---------           ----------

    Net Increase [decrease] in cash                      (33,769)             1,445,642

    Cash - Beginning of period                           145,845               701,672
                                                      -----------             -----------

    Cash  - End of Periods                               $112,076             $2,147,314
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






