Form 10KSB/A
period 1996-12-31
TMCI ELECTRONICS INC
filed 1997-11-25
CIK 1005509

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                               Form 10-KSB/A No. 1

                     Amending Items 1, 2, 3, 6, 7, 11 and 12


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

                               Class A Warrants
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|* No

*The registrant has been unable to file the financial statements required to be with the registrant's Current Report on Form 8-K dated November 27, 1996.

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

Transitional Small Business Disclosure Format (check one):

                                Yes |_|  No |X|

                                     PART I

      Certain information set forth in this Form 10-KSB/A includes "Forward-Looking Statements" within the meaning of the Private Securities Reform Act of 1995 and is subject to certain risks and uncertainties, including those identified under the caption "Risk Factors." Readers are cautioned not to place undue influence on these statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

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

      On January 24, 1997, the Company acquired all of the issued and outstanding shares of common stock of Enterprise Industries, Inc. ("EII"), a metal stamping manufacturing business. (See Item 6. Management's Discussion and Analysis and Plan of Operations). The Company now derives its revenues from the operation of its wholly owned subsidiaries, including Touche, TEI and EII.

      The  Company  provides  custom  manufacturing  and  value-added  services, respectively, to original equipment manufacturers ("OEMs"). Its customers are concentrated into four (4) different segments of the Information Technology Industry and include manufacturers of mini, mainframe, micro and personal computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. The Company does not manufacture or produce any products that are sold to customers from inventory; all of their products are manufactured to customer specifications and all value-added services are performed to the specifications of the customer.


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

      The asset purchase and integration of the wire cable manufacturing business into TEI is treated as an operating division. Therefore, TEI will continue operating with two separate divisions:

      Turnkey DivisionProvider of cable and harness assembly and installation services Cable Division: Manufacturer of wire cable that is used to produce cable and harness for installation.

      The contract manufacturing of custom-fabricated metal cabinets or enclosures, combined with the capability to manufacture wire cable and to use and provide this same cable and harness assembly services, enables Touche and TEI to attract and retain customer business that they would not have otherwise obtained, thereby enhancing their competitive position in the marketplace.
Subsequent to the purchase of the assets of the San Jose Division of Pen Interconnect, Inc., a dispute developed over the valuation of inventory which is currently scheduled to be resolved by Arbitration Proceedings (See Item 3. Legal Proceedings).


      On January 24, 1997, the Company acquired all of the outstanding shares of capital stock of Enterprise Industries, Inc., a North Hollywood, California based metal stamping manufacturing business. The purchase price consisted of $1,000,000 in cash, taken from the proceeds of the March 1996 offering and the issuance of 96,560 shares of the Company's Common Stock pursuant to the terms of a certain Stock Purchase Agreement dated January 1, 1997. EII provides a broad array of metal stamping manufacturing service capabilities. EII will continue to operate under its present name as a wholly-owned subsidiary of the Company, providing services in its existing market as well as augmenting those manufacturing and turnkey services that are currently being offered by Touche and TEI to their respective customers. The President of EII has signed a five
(5) year employment contract with the Company to manage EII's operations.

Customer Product Services

      The Company works with its customers in designing and engineering products and in helping to develop prototypes for such products before production manufacturing. The following processes are involved in providing these services: shearing, bending, sheet metal, welding, machining, detailing, zinc plating, painting and assembly. These services are currently provided to a wide range of computer manufacturing companies, telecommunications equipment manufacturing companies, semiconductor test equipment manufacturing companies and medical test equipment manufacturing companies throughout the Silicon Valley area.

      The business of the Company, in providing customers with custom designed and manufactured products or services, relates to four major market areas:

      Computer Systems. The Company's manufacturing and assembly businesses provide a full complement of manufacturing capabilities for mini and mainframe computers, microcomputers and personal computers. Even though this segment of the information technology industry is being reshaped by evolutionary changes in semiconductor design and memory capacity, the Company intends to increase its marketing efforts in these areas. However, the Company's principal focus will remain in commercial markets.


      Telecommunications Equipment. The changes in the basic structure of the telecommunications segment of the information technology industry are reflected in the recently adopted legislation that allows for wireless communications and cable operators to offer telephone service over coaxial connections to the home. The information superhighway is expected to provide new avenues into the home. The use of coaxial cable and fiber optics will give companies the bandwidth necessary to deliver hundreds of channels of voice, data, and video services. Based on the changing conditions within the industry, telecommunications equipment is forecast to continue to grow at an above average annual rate. The Company believes that, with its present and future manufacturing and service capabilities, it is well positioned to take on the competitive challenges of this growing industry. Penetration of this market segment is considered a more long term goal for the Company. Marketing activities in this segment are directly in line with the Company's current development of manufacturing facilities for the production of specific types of wire and cable that is used in the computer systems segment of the information technology industry.

      Test Equipment. The Company intends to market its product manufacturing and service capabilities in test equipment market areas. The Company's target customers are principally large and medium-sized corporations that specialize in the design and development of scientific measurement and production devices that may be used by major producers in the semiconductor industry who design and manufacture wafers that produce computer chips and the like. The Company will continue to explore and expand new opportunities with its customer base and look to refine the diversification of its production capabilities in designing and manufacturing products within this market segment as well as others.

      Medical Equipment. The Company intends to continue marketing their manufacturing and cable harness assembly services, respectively, to existing and prospective OEMs of medical equipment. The Company targets customers with strong track records in the design, development and production of sophisticated medical diagnostic and analysis equipment, such as MRI equipment, which is used in hospital and medical clinics by medical doctors to assist in their diagnoses of otherwise very serious and complicated patient medical problems. The Company believes that this segment of the information technology industry will grow, offering increased opportunities to companies like Touche and TEI which are positioned to provide cost-effective manufacturing services at competitive prices.


Pen Interconnect Inc.

      On November 12, 1996, TEI acquired the net assets (accounts receivable, inventory and capital equipment) of the San Jose-based wire cable and harness manufacturing division of Pen Interconnect Inc.
("PII").

      The acquired division is a wire cable harness manufacturer, producing different types of cable and harnesses that are used by TEI and other subcontractors in the production of original equipment products.
TEI intends to continue such business by operating it as a division.

      The consideration paid for the acquisition consisted of (a) $2.0 million in cash, taken from the proceeds of the March 1996 offering; (b) two promissory notes in the principal amounts of $500,000 and $400,000, respectively; and (c) 134,172 shares of the Company's Common Stock. The notes bear interest at the prime rate plus .5% and are payable over periods of 48 and 24 months, respectively. TMCI may also be obligated to issue up to an additional 13,417 shares of Common Stock in the event certain overdue accounts receivable are collected.


      Subsequent to the closing of the foregoing acquisition, a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against PII, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law (For a more detailed discussion of the pending arbitration, see Item 3. "Legal Proceedings").

      The principal executive offices of the Company are located at 1875 Dobbin Drive, San Jose, California 95133 and its telephone number is (408) 272-5700.

Major Customers

      The Company's customers include various information technology industry related companies, such as Hewlett Packard Company, Lam Research Corporation, Tandem Computers Incorporated, Applied Materials, Inc., KLA Instruments Corporation, and Varian Associates, Inc, and Teradyne, Inc. For the year ended December 31, 1996, revenues derived from three customers (Lam Research Corporation, Tandem Computers Incorporated and Hewlett Packard Company) amounted to approximately 28%, 24% and 13%, respectively, of total revenue, excluding intercompany sales. For the year ended December 31, 1995, revenue from three customers amounted to 33%, 18% and 19%, respectively, of total revenue, excluding intercompany sales. For the year ended December 31, 1994, revenue from these three customers amounted to approximately 29%, 26% and 13% of total revenue, excluding intercompany sales. As the sales arrangements with these customers are terminable upon short notice, the loss of any of them would have a material adverse impact on the Company's revenues and profits, given the significant percentage of revenues derived from these customers. The Company continues to believe, however, that the expansion of services offered to these customers through the Company's vertical expansion will contribute toward the on-going relationship with these customers.

Manufacturing

      The Company's engineering, production, and assembly facilities have adequate space for its current operations, and also for the planned implementation of clean room assembly, wire cable harness manufacturing and metal stamping, and are capable of fabricating and assembling computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. The Company maintains a comprehensive manufacturing, assembly and quality control inspection program to ensure that all products meet exacting customer requirements for performance and quality workmanship prior to delivery. The Company is in the business of fabricating custom-designed metal enclosures. This product and service cannot be homogenized into one operation or manufacturing approach for its entire production line. With each custom order received from a customer comes a different list of requirements for manufacturing design, process and finish. In addition, the manufacturing environment allows for the manufacture of both prototype and production of the various types of customer products. To support its operations, the Company has purchased a wide variety of sophisticated automated machinery and shop equipment, components, tools and supplies from proven outside vendors, distributors and service organizations.

Marketing and Sales

      The Company's marketing strategy continue to be focused on developing long-term relationships with producers of computers, telecommunications equipment, semiconductor manufacturing test equipment, and medical test equipment. The Company's customer base consists of manufacturers of computers, medical equipment and test equipment markets and the Company intends to expand over the next few years this customer base to include a greater number of manufacturers of telecommunications equipment. Telecommunications equipment sales is an area in which little has been done to penetrate the market on the local level. However, the Company continues to make great strides in the telecommunications area, and it is expected that its marketing efforts will continue to reflect the evolution of the principal industry segments of the information technology industry.

      The Company will continue to focus and concentrate on major existing customers and to pursue new business from other potential customers in evolving segments of the information technology industry. The ability of the Company to maintain its relationships with its major existing customers shall remain a significant factor in determining the future growth of the Company. The Company intends to achieve growth through competitive pricing strategies, expansion of existing turnkey capabilities and more aggressive direct sales efforts. As a result of the limited and focused target market, the Company's marketing efforts will continue to rely primarily on its direct sales efforts, which emphasizes the Company's design-engineering and quality control manufacturing capabilities.

      The Company's sales activities continue to be handled by a combination of direct sales personnel and limited use of independent sales representatives, who may also sell products of the Company's competitors. Because of the complexity and analysis involved in the customer's design and purchase decision, management emphasizes active interaction between the direct sales staff, its independent sales representatives and the buyer or engineer throughout the selling process.

Sources of Supply, Major Suppliers and Backlog

      The largest supplier of the Company is Lassen Electronics, Inc. Purchases from this vendor accounted for approximately 8.8% of the combined purchases of Touche and TEI in fiscal 1996.

      The raw materials, such as sheet metal, metal frames and other electrical wire or cable components used in the development and manufacture of the Company's customer products, are generally available from domestic suppliers at competitive prices; fabrication of certain major components may be subcontracted for on an as-needed basis. With the exception of other material requirements, sheet metal may be purchased on an as-needed basis under a consignment arrangement with suppliers. Touche and TEI do not have any long term contracts for new materials. Touche, TEI and EII have not experienced any significant difficulty in obtaining adequate supplies to perform under their respective contracts.

      Touche, TEI and EII have established operating policies that require the development and maintenance of a second vendor source for purchasing materials and supplies that are needed to perform under contract for their customers. This purchasing requirement focuses on the prevention of potential problems that might otherwise originate from a single supplier's financial condition. Such policies allow greater flexibility in keeping purchasing costs down and greater assurance that raw material is available in order to meet customer contract and delivery requirements.

      At December 31, 1996, Touche and TEI's combined backlog was approximately $10 million. Touche and TEI do not believe that their combined rolling backlog at any particular time is necessarily indicative of their future business or performance.

Customer Service and Support

      Touche, TEI and EII handle all customer service-related inquiries or complaints through the sales staff who have been assigned to handle and manage account relationships, along with an inside sales support staff that provides daily support services to the sales staff. The inside sales support staff works directly with sales staff by handling customer complaints and coordinating timely delivery of materials, and ensuring a timely delivery of products to customers. This support requirement allows the salesperson to monitor and control the quality of production during the entire manufacturing process, which is designed to help prevent production problems before shipment is made to customers. Such efforts are supported by Touche, TEI and EII's engineering departments which are directly involved in the development process of the products.

      To ensure that adequate support is given to customers, each salesperson has formal sales training augmented by direct participation in the manufacturing process at Touche , TEI and EII' s facilities and also in the installation and acceptance tests at the customer's facility.

Patent, Trademark, Copyright and Proprietary Rights

      The Company does not have any patent or copyright applications pending, because the Company does not offer or provide any original design work that is not otherwise proprietary to the product design-engineering of their customers. The Company owns common law trademark rights to its "Touche" trademark and service mark.

Competition

      The information technology industry (computers, telecommunications equipment, semiconductor manufacturing test equipment, and medical test
equipment)   remains  highly   competitive,   and  continues  to  involve  rapid
technological change and is characterized by substantial competition. The Company's competitors range from small firms to mid-sized local companies. Competition is generally based on several factors, including quality of work, reputation, price and marketing approach. The Company is established in the industry and maintains a strong competitive presence by delivering high-quality work in a timely fashion within the customer's budget constraints.

      The Company offers full-service facility capabilities to customers, which include the capability of taking the development of an enclosure from conception, to design, to prototype, to full fabrication of the finished product. This process offers better control over quality, turnaround time and delivery. This process also enables the Company to price its products based on marketing its services as a full-service facility compared to competitors who may offer the same services, but at different locations that may be less efficient and less cost-effective to a customer.

      Because of the continuing change by OEMs from manufacturers to design-engineering and marketing organizations, companies like Touche, TEI and EII are receiving a much larger share of the overall manufacturing task of products that are designed for manufacture by their customers. The process itself removes more and more of the subcontracting and replaces it with a prime contractor status gradually eliminating the need for submitting joint subcontracting work proposals. By the Company reducing the number of subcontractors, the customers benefit from the reduction in the turnaround time and the maintenance of more efficient and quality based manufacturers. The creation and maintenance of a "one-stop shop" manufacturing environment is believed to be advantageous to the Company's success as an effective competitor in the industry.

New Product Service Lines of Business

      To continue to respond to their customers' needs and to strengthen and diversify its competitive position in the marketplace, the Company intends to introduce the additional service listed below. The Company has not derived any revenues to date from this service, and other services to be provided by the recent acquisitions.


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


Government Regulation

      Substantial environmental laws have been enacted in the United States and California in response to public concern over environmental deterioration. These laws and the implementing regulations affect nearly every activity of the Company. The principal federal and state legislation which has the most significant  effect  on the  Company's  business  includes  the  following:  The
Comprehensive Environmental Response, Compensation and Liability Act; The Resource Conservation and Recovery Act; The Clean Air Act; The Safe Drinking Water Act; The Emergency Planning and Community Right-to-Know Act; The Clean Water Act; and The Toxic Substance Control Act. Failure by the Company, Touche, TEI and EII to comply with applicable federal and state environmental regulations could result in the Company incurring substantial fines and penalties and/or having restraining orders issued against it.

Employees

      As of December 31, 1996, the Company employed approximately 283 persons, including the officers of the Company, all of whom are full-time employees and none of whom are subject to collective bargaining agreements. Of these full-time employees, 35 are engaged in administration and finance, 230 in manufacturing, engineering and production, 7 in marketing and sales and 11 in operations and development. Many of the Company's employees have overlapping responsibilities in these job descriptions.

      The Company believes that its combined future success will depend in large measure upon the continued ability of Touche, TEI and EII to recruit and retain technical personnel. Competition for qualified technical personnel is significant, particularly in the geographic area in which the Company, Touche, TEI and EII are located. Touche, TEI and EII have never experienced a work stoppage. The Company, Touche, TEI and EII believe that their relationships with their employees are good.

Risk Factors

New Company with Limited Operating History

      TMCI Electronics, Inc. (the "Company"), incorporated in the State of Delaware on December 7, 1995, is a recently organized corporation that acquired in March 1996 all of the issued and outstanding stock of Touche Manufacturing Company, Inc. ("Touche") and Touche Electronics, Inc. ("TEI"), San Jose, California, in an exchange of securities, whereby each corporation became a wholly-owned subsidiary of the Company. The Company's only operations prior to March 1996 consisted of entering into agreements to acquire Touche and TEI and taking steps preparatory to the March 1996 Offering. On January 24, 1997, the Company acquired all of the issued and outstanding shares of Common Stock of Enterprise Industries, Inc. ("EII"). The Company now derives its revenues from the operation of its wholly owned subsidiaries, including Touche, TEI and EII. Therefore, the performance of the parent company is measured by and depends entirely upon the activities of its subsidiaries. The Company can make no assurances that the combination of these companies will prove as successful as the subsidiaries were independently. See "Management's Discussion and Analysis and Plan of Operations" and "Business."

No Assurance of Future Profitability

      Although Touche and TEI had a combined rolling backlog at December 31, 1996 of approximately $10 million, no assurance can be given that the future operations of the Company or its subsidiaries will be profitable.

No Assurance of Payment of Dividends

      No assurance can be made that should the operation of the Company or its subsidiaries be profitable the Company will pay dividends. Even if the Company or its subsidiaries do remain profitable, it is likely that the Company or its subsidiaries would retain much or all of the earnings in order to finance future growth and expansion. Therefore, the Company does not presently intend to pay dividends.

Dependence Upon Major Customers

      The largest customers of Touche and TEI are Lam Research Corporation, Tandem Computers Incorporated and Hewlett-Packard Company. Sales to these customers accounted for 28%, 24% and 13%, respectively, of the combined revenues of Touche and TEI for the year ended December 31, 1996.
See "Business."

      The contracts relating to these sales are terminable upon short notice and none of these customers is obligated to continue to use Touche or TEI product services at all or at existing prices. In addition, these customers could demand price concessions from Touche and/or TEI which could adversely affect profits and profit margins. The termination by these customers of their relationship with Touche and/or TEI or a substantial decrease in prices paid by these customers would have a material adverse effect upon the business, properties, financial condition, results of operations and prospects of the Company.

      The dependence on major customers subjects Touche and TEI to significant financial risk in the operation of their business should a major customer terminate, for any reason, its business relationship with Touche or TEI. In such an event, the financial condition of the Company may be adversely affected and the Company may be required to obtain additional financing, of which there is no assurance.

      The continuing ability of Touche and TEI to maintain these customer relationships and to build new relationships is dependent, among other things, upon their ability to maintain the high quality standards demanded by their customers.

Dependence Upon the Semiconductor Manufacturing Market

      The Company's business depends exclusively upon contracts and orders from original equipment manufacturers ("OEMs"). These OEMs manufacture computers, telecommunications equipment and test and medical equipment. The OEMs sell their products to semiconductor manufacturers for use during product testing and for use in semiconductor related products that are produced for sale on the wholesale and retail levels. Accordingly, any material change in the semiconductor manufacturing market could have a material effect on the Company's results. See "Management's Discussion and Analysis and Plan of Operations" and "Business."

Risk of Inventory Obsolescence

      The products manufactured by the original equipment manufacturers (OEMs) which are serviced by the Company are being upgraded and enhanced on a continuous basis by these OEMs. As a result of this process, the inventory maintained by the Company may become obsolescent. Such obsolescence may cause the Company to have excess supplies of unusable inventory which could have a material adverse effect on the Company.
See "Management's Discussion and Analysis and Plan of Operations" and
"Business."

Dispute Relating to Pen Acquisition

      Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect Inc. ("PII"), a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against PII, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law (For a more detailed discussion of the pending arbitration, see Item 3. "Legal Proceedings").

Company's Failure to Comply With Certain Covenants on its Debt

      In March 1996, the Company entered into a line of credit and term loan facility with a financial institution. The facility contains certain covenants which require the Company, among other things, to maintain minimum levels of earnings, minimum tangible net worth and certain financial ratios. As of December 31, 1996, the Company was not in compliance with certain of these covenants but obtained a waiver from the financial institution of the required minimum level of earnings, tangible net worth and debt service coverage ratio. In the event that the Company is not in compliance with such covenants, the financial institution will be able to declare the Company in default and to exercise its rights as a secured party. See "Management's Discussion and Analysis and Plan of Operations" and "Capital Resources and Liquidity."

      In addition, the line of credit also contains negative covenants requiring, among other provisions, the consent for the disposition of assets, acquisition or merger of any business, guaranty of any third party obligations, capital restructure, and any other distributions or payment of any dividends in cash or in stock.

      There can be no assurance that the Company will be able to maintain compliance with applicable covenants under the line of credit and term loan facility in the future.

Possible Need for Additional Financing

      The Company intends to fund its operations and other capital needs for the next twelve (12) months substantially from operations, but there can be no assurance that such funds will be sufficient for these purposes. The Company may require substantial amounts for its future expansion, operating costs and working capital. There can be no assurance that such financing will be available, or that it will be available on acceptable terms.

Dependence on Management

      The Company's business is principally dependent on certain key management personnel for the operation of its business. In particular, Rolando Loera has played the primary role in the promotion, development and management of the Company. The Company entered into an employment agreement with Mr. Loera on March 5, 1996 for a period of five years, with an automatic five year extension in the absence of notice to the contrary from either party. In addition, the Company entered into an employment agreement with Anthony Magnone, the President of Enterprise Industries, Inc. on January 1, 1997 for a period of five years. If the employment by the Company of either Mr. Loera or Mr. Magnone terminates, or if either Mr. Loera or Mr. Magnone becomes unable to perform his duties, the Company may be adversely affected. The Company has obtained key-man life insurance on Mr. Loera in the amount of $1 million. The Company will be the owner and beneficiary of the insurance policy. See "Business."

Substantial Competition

      The Company encounters substantial competition from domestic businesses. Nearly all of such entities have substantially greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company may be at a substantial competitive disadvantage in the conduct of its business. See "Business -- Competition."

No Assurances that Recent Acquisitions Will be Profitable

      The Company has recently acquired a wire cable and harness manufacturing business and a metal stamping business. No assurances can be made that either combination will be successful. In addition, a dispute has arisen with respect to the valuation of certain assets acquired in the wire cable and harness manufacturing business acquisition and no assurance can be given as to the outcome of such dispute. See "Business" and Item 3. "Legal Proceedings".

Possible Future Acquisitions

      In the event that additional capital and liquidity is raised, the Company may use the bulk of any such proceeds for future acquisitions; however, no assurances can be made that such funds will enable the Company to expand its base or realize profitable consolidated operations. The Company is considering acquiring two companies, a distributor of electronic parts and a manufacturing and assembling company. Should such funds not be utilized in its acquisitions activities, the Company intends to utilize any proceeds for working capital purposes. See "Business."

Substantial Environmental Regulation

      Substantial environmental laws have been enacted in the United States and California in response to public concern over environmental deterioration. These laws and the implementing regulations affect nearly every activity of the Company. The principal federal legislation which has the most significant effect on the Company's business includes the following: The Comprehensive
Environmental Response, Compensation and Liability Act; The Resource Conservation and Recovery Act; The Clean Air Act; The Safe Drinking Water Act; The Emergency Planning and Community Right-to-Know Act; The Clean Water Act and The Toxic Substance Control Act. Failure by the Company to comply with applicable federal and state environmental regulations could result in the Company incurring substantial fines and penalties and/or having restraining orders issued against it.

Limitation on Director Liability

      As permitted by the Delaware General Corporation Law, the Company's Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty, except for liability in four specific instances. These are for (i) any breach of the director's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, (iii) unlawful payments of dividends or unlawful stock purchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, or (iv) any transaction from which the director derived an improper personal benefit. As a result of the Company's charter provision and Delaware law, stockholders may have more limited rights to recover against directors for breach of fiduciary duty than as existing prior to the enactment of the laws.

"Penny Stock" Regulations May Impose Certain Restrictions on Marketability of
 Securities

      The Securities and Exchange Commission ("Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's securities are currently exempt from the definition of "penny stock" based upon their being listed on the Nasdaq SmallCap Market. If the Company's securities are removed from listing on Nasdaq at any time they may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in this offering to sell the Company's securities in the secondary market.

Potential Conflicts of Interest on the Part of Certain Executive Officers of the Company

      In addition to acting as Chairman, President and Chief Executive Officer of the Company, Rolando Loera is also the sole owner of Touche Properties, Inc. ("TPI"), a real estate company which owns and leases the real property located at 1881-1899 Dobbin Drive (the "Property") to TEI and Touche, two wholly-owned subsidiaries of the Company. The rent payments made by TEI and Touche to TPI amounted to approximately $576,144, $477,640 and $479,307 in 1996, 1995 and
1994, respectively. In addition, TPI has a loan in the amount of $1,000,000 on the Property, and TEI and Touche have guaranteed the satisfaction of TPI's obligations under this loan. See "Certain Relationships and Related Transactions."


Item 2.  Description of Property


      Touche leases approximately 145,000 square feet of factory manufacturing space in two adjacent buildings which are equipped with state-of-the-art metal fabrication equipment. Touche leases approximately 123,000 square feet at 1875 Dobbin Drive, San Jose, California 95133, which consists of 113,000 square feet in manufacturing space and approximately 10,000 square feet of office space. The 1875 Dobbin Drive lease term commenced on January 1, 1993 and ends on April 20, 2013. In addition, TEI leases approximately 78,000 square feet of manufacturing space at 1881-1899 Dobbin Drive, San Jose, California 95133 from Touche Properties, Inc., a company wholly owned by Rolando Loera, Chairman, President and Chief Executive Officer of the Company. The 1881-1899 Dobbin Drive lease term commenced on November 1, 1993 and ends on November 30, 2013. Touche leases approximately 22,000 square feet of manufacturing space at 1565-C Mabury Road, San Jose, California 95133. The 1565-C Mabury Road lease term commenced on July 1, 1995 and expires on August 31, 1998. All of the foregoing lease agreements are on a triple net basis with landlords (See Note 17 in the Notes to Financial Statements). EII leases approximately 21,600 square feet of combined office and manufacturing space in three separate adjacent light industrial buildings in North Hollywood, California. Two of the three buildings are leased on a month-to-month basis. The lease for the third building expires on April 5, 2001.

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

Item 6.  Management's Discussion and Analysis and Plan of Operations

      On March 5, 1996, the Company acquired Touche and TEI pursuant to certain Stock Purchase Agreements executed on December 28, 1995. Prior to that time, the Company's operations consisted of forming the Company, preparing for the acquisition of Touche and TEI, as well as preparing for the initial public offering of its securities discussed below.

      In the first quarter ended March 31, 1996, the Company made a limited investment to start two new divisions at TEI: the Wire and Cable Manufacturing division and the Clean Room Assembly division. These divisions will produce basic cable products and will provide clean-room assembly capabilities for specialized products for their customers, respectively. The Company's strategy has been to expand its core and value added business by increasing its product offerings to satisfy its customers' needs and their growing demand for more outsourcing of contract manufacturing services. In November 1996, TEI acquired the wire cable and harness manufacturing division of Pen Interconnect, Inc. In January 1997, the Company acquired Enterprise Industries, Inc. a metal stamping business. See "Business."


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
                                          ============   ==========



Fiscal 1996 Compared to Fiscal 1995

      Revenue decreased approximately $1,950,100 or 7% to $26,139,828 from $28,089,919 for the fiscal year ended December 31, 1996, as compared with the fiscal year ended December 31, 1995. The decline in revenue was due primarily to significant order cancellations and rescheduling of orders by one of the Company's major customers, which resulted from (1) a change in local market conditions, and (2) a general slowdown in the semiconductor manufacturing marketplace which also impacted the industry as a whole. The Company believes that while current market trends are showing signs of significant improvement, through increased backlog orders, new contracts, and new customers there can be no future assurance that the economy and industry will continue to be strong or that OEMs will continue increasing their outsourcing to contracting manufacturers such as the Company.

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

      Income tax expense declined primarily due to the decrease in taxable income as well as the utilization of net operating loss carry forwards. Pro forma income tax expense for the year ended December 31, 1996 gives effect to the loss of the S corporation on a combined basis prior to March 5, 1996.

      Income before income taxes decreased approximately $840,300 or 83% to $167,336 from $1,007,616 for the fiscal year ended December 31, 1996, as compared with the fiscal year ended December 31, 1995. The decline in income before taxes was primarily due to a substantial increase in the Company's operating expenses (as discussed above) which increased 33% for the fiscal year ended December 31, 1996 over the prior fiscal year.


      Net Income after taxes decreased by approximately $325,100 or 69% to $148,337 from $473,416 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. The decrease was primarily due to two factors: (1) an increase in financing charges of $174,244 on certain bridge loans that were made by the Company in the fourth quarter of 1995 to help fund its initial public offering, and (2) increased operating expenses incurred to fund two new divisions which produced nominal income during the fiscal year ended December 31, 1996.

Capital Resources and Liquidity


      The Company has a long-term revolving line of credit with Manufacturers Bank ("Mfrs."), which as of December 31, 1996, had an interest rate of Mfrs.' base rate plus 1/2% and permitted the Company to borrow up to $4,000,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable. The Company had $585,000 in outstanding borrowings under the line of credit; the unused portion of the line of credit was $3,415,000 as of December 31, 1996. The Company was in default of certain covenants at December 31, 1996 in which it received a waiver from its bank (See Note 10 in Notes to Financial Statements). The loan agreement was renewed on May 1, 1997 and Management renegotiated the agreement and its underlying covenants to the benefit of the Company. In addition, the Company and Mfrs. have agreed to a term facility of up to $2,500,000 available for equipment purchase, which will bear interest at Mfrs.' base rate plus 1%. There was approximately $1,691,700 in term debt outstanding at December 31, 1996.

      On March 11, 1996, the Company closed an Initial Public Offering of its securities resulting in new proceeds of approximately $5.7 million. The Company used the proceeds of the offering to repay certain bridge notes and other debt and applied the remaining proceeds to working capital and the purchase of a business.

      The Company's working capital increased by approximately $2,916,600 or 260% from $1,119,957 to $4,036,532 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. This increase resulted primarily from an increase in inventory of approximately $1,991,300, a decrease in accounts payable of approximately $1,885,700, and a decrease in the line of credit draw down of approximately $1,059,600.

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

      During the fiscal year ended December 31, 1996, the Company's property, plant, and equipment increased by approximately $1,533,000. During the fiscal year ended December 31, 1996, the Company spent approximately $1,115,000 of cash to purchase capital equipment. The remainder of the 1996 expenditures have been financed through bank borrowings.

      In addition, the Company spent $2,000,000 in cash to purchase the net assets of the San Jose Division of Pen Interconnect, see "Business-Pen Interconnect Inc.," which was utilized from the net proceeds of the Company's March 1996 initial public offering. Use of such funds depleted available cash proceeds, however, the Company feels that its existing balances are adequate and that the increase in cash generated as a result of this new division as well as from its core business will compensate for the usage of such funds.

      The Company's inventory increased by approximately $1,275,000 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. The increase in inventory was due primarily to the Company's need to revise its forecast downward to reflect a general slow-down of the overall industry coupled with a revised sales forecast.


      The Company's accounts receivable decreased by approximately $1,992,000 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. The decrease in accounts receivable was primarily due to a significant increase in collections coupled with a decline in related sales. Such decline was not the result of significant changes with respect to credit terms, collection efforts or credit utilization.

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

                                    PART III

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

      On December 30, 1996, the Company made loans in the principal amounts of $95,986, $34,479, and $32,761, respectively to Frank Ramirez III, Jose A. Agredano and Livino Ribaya, Jr. Such loans shall be repaid over ten years bearing interest at 10% per annum.

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

      TPI also borrowed $303,325 from TEI in December, 1993. This loan bears interest at 10% per annum, and principal and interest are payable in equal monthly installments until satisfied. The principal balance on the loan increased as a result of certain expenses of TPI advanced by Touche. The outstanding balance of the loan as of December 31, 1996 was $473,952.

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

      In 1995, Touche owed Textron Financial approximately $401,700 which Antonio Zertuche, Touche's landlord, agreed to repay in exchange for Touche's promissory note to make monthly installments of approximately $6,322, including interest at 11.5% per annum, maturing December 1996. In January 1996, the Company refinanced the note, and issued a new note for approximately $291,000 which is the difference between the Company's original note payable of approximately $401,700 and its cancellation of an outstanding note receivable from the landlord of approximately $99,000, plus approximately $11,600 in the overpayment of property taxes on leased property located at 1875 Dobbin Drive, San Jose, California. The new note payable was satisfied in March 1996, from the proceeds of the initial public offering (IPO).


Item  13. Exhibits and Reports on Form 8-K.

(a)   Financial Statements and Exhibits.

      1. The financial statements listed on the accompanying index to financial statements are filed as part of this annual report.

      2. 3.0 Certificate of Incorporation, filed with Delaware Secretary of State on December 7, 1995. (c)
          3.1  By-laws.(c)
          3.2 Agreement of Merger between TMCI Electronics, Inc., a California corporation, and
               TMCI Electronics, Inc., a Delaware corporation. (c)
          3.3  Certificate of Merger.(c)
          4.0  Specimen Copy of Common Stock Certificate.(c)
          4.1  Form of Class A Warrant Certificate.(c)
          4.2  [Intentionally Omitted.]
          4.3 Form of Underwriters' Purchase option, as amended.( b ) 4.4 Form of Warrant Agreement, as amended.(b) 10.0 Employment Agreement, Rolando Loera, dated December 28, 1995.(c) 10.1 Bridge Loan Agreements and Promissory Notes.(c) 10.2 Subscription Paper dated November 6, 1995.(c) 10.3 Stock Purchase Agreement, dated December 28, 1995 relating to Touche
               Manufacturing Company, Inc.(c)
          10.4 Stock Purchase Agreement, dated December 28, 1995 relating to Touche Electronics,
               Inc.(c)
          10.5 Small Business Loan Agreement dated October 26, 1993 with related Guarantees of Touche Manufacturing Company, Inc., Touche Electronics, Inc. and Rolando
               Loera.(c)
          10.6 Lease Agreement dated January 1, 1993 relating to 1875 Dobbin Drive, San Jose, CA.(c)
          10.7 Lease Agreement dated October 25, 1993 relating to 1881 - 1899 Dobbin Drive, San Jose, CA.(c)
          10.8 Lease Agreement dated June 21, 1995 relating to 1565-C Mabury Road, San Jose, CA.(c)
          10.9 1995 Stock Option Plan.(c)

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

                                 SIGNATURE PAGE

      In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TMCI Electronics, Inc.


                                             By:/s/Rolando Loera
                                                ROLANDO LOERA
                                          Chairman, President and
                                          Chief Executive Officer

                                             Date:     November 24, 1997

                                  EXHIBIT INDEX

          3.0 Certificate of Incorporation, filed with Delaware Secretary of State on December 7,
               1995. (c)
          3.1  By-laws.(c)
          3.2  Agreement of Merger between TMCI Electronics, Inc., a
               California corporation, and
               TMCI Electronics, Inc., a Delaware corporation. (c)
          3.3  Certificate of Merger.(c)
          4.0  Specimen Copy of Common Stock Certificate.(c)
          4.1  Form of Class A Warrant Certificate.(c)
          4.2  [Intentionally Omitted.]
          4.3 Form of Underwriters' Purchase option, as amended.( b ) 4.4 Form of Warrant Agreement, as amended.(b) 10.0 Employment Agreement, Rolando Loera, dated December 28, 1995.(c) 10.1 Bridge Loan Agreements and Promissory Notes.(c) 10.2 Subscription Paper dated November 6, 1995.(c) 10.3 Stock Purchase Agreement, dated December 28, 1995 relating to Touche
               Manufacturing Company, Inc.(c)
          10.4 Stock Purchase Agreement, dated December 28, 1995 relating to Touche Electronics, Inc.(c)
          10.5 Small Business Loan Agreement dated October 26, 1993 with related Guarantees of Touche Manufacturing Company, Inc., Touche Electronics, Inc. and Rolando Loera.(c)
          10.6 Lease Agreement dated January 1, 1993 relating to 1875 Dobbin Drive, San Jose, CA.(c)
          10.7 Lease Agreement dated October 25, 1993 relating to 1881 - 1899 Dobbin Drive, San Jose, CA.(c)
          10.8 Lease Agreement dated June 21, 1995 relating to 1565-C Mabury Road, San Jose, CA.(c)
          10.9 1995 Stock Option Plan.(c)
         10.10 Touche Manufacturing Company, Inc. Employee Stock Option Plan.(c)
          10.11 Convertible Promissory Notes, as amended, and Stock Purchase Option Agreements, as amended, of Touche Manufacturing Company , Inc. and Touche
                  Electronics, Inc.(b)
          21.0 Subsidiaries of the Registrant.(d)
          27.0 Financial Data Schedule.
          (a) Incorporated by reference to Amendment No. 2 to the Registration Statement, ad filed with the SEC on March 4, 1996.
          (b) Incorporated by reference to Amendment No. 1 to the Registration Statement, as filed with the SEC on February 14, 1996.
          (c) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 33-80973) as originally filed with the Securities and Exchange Commission (the "SEC") on December 29, 1995 (the "Registration Statement").
          (d) Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement, as filed with the SEC on March 21, 1997.
          (e) Asset Purchase Agreement dated November 1, 1996 by and among Pen Interconnect, Inc., Touche Electronics, Inc. and TMCI Electronics, Inc., incorporated by reference to Exhibit 1.0 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 1996.
          (f) Stock Purchase Agreement dated effective as of January 1, 1997 by and among TMCI Electronics, Inc. and the Shareholders of Enterprise Industries, Inc., incorporated by reference Exhibit
               2.0 the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 7, 1997.

TMCI ELECTRONICS, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------



Report of Independent Auditors..................................    F-1

Consolidated Balance Sheet as of December 31, 1996..............    F-2 - F-3

Statements of Operations for the years ended December 31, 1996 and  F-4

Statements of Stockholders' Equity..............................    F-5

Statements of Cash Flows for the years ended December 31, 1996 and  F-6 - F-7

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



                                        F-3


TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                                   Years ended
                                                                  December 31,
                                                               1 9 9 6     1 9 9 5
                                                               -------     -------
                                                           [Consolidated][Combined]

Sales - Net                                                 $26,139,828 $28,098,919

Cost of Goods Sold                                           17,092,231  19,991,649
                                                            ----------- -----------

  Gross Profit                                                9,047,597   8,107,270

Operating Expenses                                            8,522,647   6,384,946
                                                            ----------- -----------

  Income from Operations                                        524,950   1,722,324
                                                            ----------- -----------

Other Income [Expense]:
  Other Income                                                  189,704      40,394
  Interest Income                                                69,742       9,726
  Interest Income - Related Party                                29,276      29,276
  Interest Expense                                             (323,679)   (615,881)
  Non-Cash Finance Charge                                      (462,122)   (287,878)
  Gain on Sale of Equipment                                     139,465     109,655
                                                            ----------- -----------

  Total Other [Expense]                                        (357,614)   (714,708)
                                                            ----------- -----------

  Income Before Provision for Income Taxes                      167,336   1,007,616

Provision for Income Taxes                                       18,999     534,200
                                                            ----------- -----------

  Net Income                                                $   148,337 $   473,416
                                                            =========== ===========

Earnings Per Share:
  Net Income Per Share                                      $       .05 $       .25
                                                            =========== ===========

Pro Forma Net Income [See Note 21] [Unaudited]:
  Income Before Provision for Income Taxes                  $   167,336
  Pro Forma Income Taxes                                          6,000
                                                            -----------

  Pro Forma Net Income [Unaudited]                          $   161,336
                                                            ===========

Pro Forma Net Income Per Share [Unaudited]:
  Income Before Provision for Income Tax Per Share          $       .06
  Pro Forma Income Tax Per Share                                     --
                                                            -----------

  Pro Forma Net Income Per Share                            $       .06
                                                            ===========

  Weighted Average Number of Shares                           2,865,445   1,893,600
                                                            =========== ===========




See Notes to Financial Statements.



TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------




                                         Common Stock    Additional              Total
                                     Number of            Paid-in   Retained  Stockholders'
                                       Shares   Amount    Capital   Earnings    Equity

Balance - December 31, 1994
  [Combined]                           600,000 $    600  $ 279,829 $ 676,610  $ 957,039

  Finance Charge Incurred on Bridge
   Notes Payable                            --       --    750,000        --    750,000

  Net Income for the Year Ended
   December 31, 1995                        --        --         --   473,416    473,416
                                     --------- --------  --------- ---------  ---------

  Balance - December 31, 1995
   [Combined]                          600,000      600  1,029,829 1,150,026  2,180,455

  Issuance of Common Stock in
   Connection with Exchange of
   Shares under Common Control         594,880      595       (595)       --         --

  Issuance of Common Stock to
   Former Convertible Debt Holders     298,720      299    165,927        --    166,226

  Issuance of Common Stock to
   Bridge Lenders                      400,000      400       (400)       --         --

  Transfer of Subchapter S Retained
   Earnings of Acquired Company to
   Additional Paid-in Capital               --       --     29,692   (29,692)        --

  Net Proceeds from Initial Public
   Offering and Issuance of Common
   Stock                             1,472,000    1,472  5,742,340        --   5,743,812

  Issuance of Common Stock in
   Connection with Acquisition         134,172      134    399,866        --    400,000

  Net Income for the Year Ended
   December 31, 1996                        --       --         --   148,337    148,337
                                     --------- --------  --------- ---------  ---------

  Balance - December 31, 1996
   [Consolidated]                    3,499,772 $  3,500  $7,366,659 $1,268,671 $8,638,830
                                     ========= ========  ==================== ==========



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

                                        F-6


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

[2] Basis of Presentation

The Company entered into Stock Purchase Agreements [the "Agreements"] with the stockholders of Touche and TEI to acquire all of their issued and outstanding stock. The combined financial statements as of and for the period ended December 31, 1995 give retroactive effect to the acquisition by TMCI Electronics, Inc. of all of the outstanding common stock of TEI [an S corporation] and Touche on March 5, 1996. The financial statements of the Company are presented on a consolidated basis commencing as of such date. Prior to that date the separate results of TEI and Touche had been combined on an as-if pooling basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 27,280 shares of the Company's common stock to the stockholders of TEI, and 567,600 shares of the Company's common stock to the stockholders of Touche. Additionally, the S corporation equity section of TEI has been reclassified to additional paid-in capital. No adjustment of assets to "fair value" had been recorded and all intercompany balances and transactions were eliminated. The accompanying combined financial statements for 1995 will become the historical financial statements upon issuance of financial statements for the period subsequent to March 5, 1996.

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

Inventory - Inventory is recorded at the lower of cost or market. Cost, which includes materials, labor and overhead, is determined using the first-in, first-out basis method. The Company reviews inventory items that have been on hand for more than 60 days and charges against earnings if it is determined that such inventory has become obsolete. During the years ended December 31, 1996 and 1995, the Company charged $40,000 and $-0- respectively.

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

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[4] Business Acquisition

Effective November 1, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Pen Interconnect, Inc.'s San Jose Division [a manufacturer of wire cable harnesses] for a purchase price of $3,300,000. The Company acquired assets of approximately $1,309,000 and assumed certain liabilities of $372,000. The consideration paid consisted of $2,000,000 in cash, $900,000 in promissory notes, and 134,172 shares of TMCI common stock with an agreed-upon guaranteed value of $400,000 at the date of acquisition. The acquisition was accounted for utilizing the purchase method and the operations of the new division are included in the Company's results of operations from November 1, 1996. Goodwill of approximately $2,577,000 [of which approximately $214,000 was for legal and accounting costs directly related to the acquisition] was recorded in connection with the transaction which is being amortized utilizing the straight-line method over a period of 15 years. Amortization expense of $27,593 was recorded for the period ended December 31, 1996 and accumulated amortization amounted to $27,593 at December 31, 1996. In addition, the Company entered into agreements whereby based on the attainment of certain earnings levels the seller can earn additional proceeds of $700,000. TMCI may also be obligated to issue up to an additional 13,417 shares of Common Stock in the event that certain overdue accounts receivable are collected. In the event any such future payments will take place, the amount will be capitalized as part of goodwill. [See Note 20B Subsequent Events - Arbitration of Pen Interconnect Acquisition].

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

[10] Line of Credit

In March 1996, the Company entered into a new line of credit and term loan facility with a financial institution. The new facilities bear interest rates ranging from prime plus 1.25% to prime plus .75%, are collateralized by all corporate assets and was used to pay off the former line of credit and other debt aggregating approximately $2,800,000. The unused portion of the line of credit was $3,415,000 [based upon eligible accounts receivable] at December 31, 1996 of which approximately $1,000,000 from the line was used to finance the acquisition of Enterprise Industries, Inc. [See Note 20A]. The new facility requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. Effective December 31, 1996, the Company was not in compliance with certain covenants and obtained a waiver from the financial institution of the required minimum level of earnings, tangible net worth, and debt service coverage ratio. The line of credit also contains negative covenants among other provisions, requiring the consent for the disposition of assets, acquisition or merger of any business, guaranty of any third party obligations, capital restructure, and any distributions or payment of any dividends in cash or in stock. The weighted average interest rate on short-term borrowings at December 31, 1996 was 11.3 percent. The line of credit is personally guaranteed by the president of the Company. There can be no assurance that the Company will be able to maintain compliance with applicable covenants under the line of credit and term loan facility in the future.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[11] Notes Payable

Notes payable consist of the following:
                                                                  December 31,
                                                                     1 9 9 6
Promissory notes in the amounts of $500,000 and $400,000 issued in connection with the acquisition of the cable company, bearing interest at the prime rate plus .5% with monthly payments of $33,276, maturing October 31, 1999 and November 1, 1998, respectively, collateralized by the assets of the cable division and are in default [See Note 20B] $ 900,000

Note payable to financing company with monthly payments of $6,293 including principal and interest at 8.35% per annum; maturing March 2001; collateralized by machinery and equipment 269,393

Notes  payable  to  financial  institution  with  monthly  payments  of  $46,906 including principal and interest at 1.25% above prime, maturing May 1, 2001, collateralized by all corporate assets 1,691,747

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
  -------------------------                           =========== ===========

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[14] Income Taxes [Continued]

The components of the deferred tax liability as of December 31, 1996 are as follows:

Deferred Tax Asset:
  Alternative Minimum Tax Credits                     $    59,717
  Bad Debt Allowance                                       37,441
  Inventory Capitalization                                 21,230
  Unused State Tax Credit                                  69,603
                                                      -----------

  Deferred Tax Asset - Current                            187,991

Deferred Tax Liabilities
  Excess Tax Over Book Accumulated Depreciation -
    Non-Current                                          (436,781)

  Net Deferred Tax Liabilities                        $  (248,790)
  ----------------------------                        ===========

A reconciliation between the Company's effective tax rate and the U.S. statutory rate follows:

                                             1 9 9 6     1 9 9 5
                                             -------     -------

U.S. Statutory Rate Applied to Pretax Income     34%         34%
State Tax Provision - Net of Federal Tax Benefit  6         6
Effect of S Corporation Operations               13         2
Net Operating Loss Carryforward                 (42)       --
Other                                            --        11

  Total Effective Tax Rate                       11%       53%
  ------------------------                   ======     =====

As of December 31, 1996, the Company utilized the remaining balance of its net operating loss carryforward as an offset to its federal and state income tax expense.

[15] Related Party Transactions

In 1995, Touche owed Textron Financial approximately $401,700 which Antonio Zertuche, Touche's landlord, agreed to repay in exchange for Touche's promissory note to make monthly installments of approximately $6,322, including interest at 11.5% per annum, maturing December 1996. In January 1996, the Company refinanced the note, and issued a new note for approximately $291,000 which is the difference between the Company's original note payable of approximately $401,700 and its cancellation of an outstanding note receivable from the landlord of approximately $99,000, plus approximately $11,600 in the overpayment of property taxes on leased property located at 1875 Dobbin Drive, San Jose, California. The new note payable was satisfied in March 1996, from the proceeds of the initial public offering.

In addition to acting as Chairman, President and Chief Executive Officer of the Company, Rolando Loera is also the sole owner of Touche Properties, Inc. ["TPI"], a real estate company which owns and leases the real property located at 1881-1899 Dobbin Drive [the "Property"] to TEI and Touche, two wholly-owned subsidiaries of the Company. The rent payments made by TEI and Touche to TPI amounted to approximately $576,144 and $477,640 in 1996 and 1995, respectively. In addition, TPI has a loan in the amount of $1,000,000 on the Property, and TEI and Touche have guaranteed the satisfaction of TPI's obligations under this loan.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



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

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------


[17] Commitments and Contingencies [Continued]

Employment Agreement [Continued] - The Agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company. The Agreement further provides for the use of an automobile and other fringe benefits commensurate with his duties and responsibilities. The Agreement also provides for benefits in the event of disability.

If employment by the Company of Mr. Loera terminates or Mr. Loera becomes unable to perform his duties, the Company may be adversely affected.

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

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[18] Stockholders' Equity [Continued]

[F] Stock Option Plan [Continued] - A summary of the activity under the plan is as follows:

                                                           Remaining
                                                          Contractual
                                     Shares      Price     Life   Exercise Price
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

[20] Subsequent Events

[A] Acquisition of Enterprise Industries, Inc. - On January 24, 1997, the Company acquired 100% of the outstanding shares of capital stock of Enterprise Industries, Inc. ["Enterprise"], a North Hollywood, California based metal stamping manufacturing business for a total purchase price of $1,500,000, consisting of $1,000,000 in cash and the issuance of 96,560 shares of the Company's common stock. The Company acquired assets of approximately $1,088,000 and assumed liabilities of approximately $323,000 resulting in goodwill of approximately $735,000. At the same time the Company entered into an employment contract with the President of Enterprise. If employment by the Company of the president of Enterprise terminates or if he becomes unable to perform his duties, the Company may be adversely affected.

[B] Arbitration of Pen Interconnect Acquisition - Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect, a dispute arose concerning various aspects of the transaction. On February 14, 1997, TMCI filed a Demand for Arbitration against Pen, seeking a substantial purchase price reduction or, in the alternative, other remedies and damages as provided by law. Management has suspended all payments to Pen, including payments due under the promissory notes, aggregating $900,000. Pen has sought to accelerate the promissory notes. Management, after consultation with legal counsel, believes that it will prevail in all material aspects of the dispute. Accordingly, at December 31, 1996, the Company has classified the promissory notes as maturing under the original terms provided therein. An arbitrator has been selected and agreed upon by all parties to the arbitration proceedings [See Note 11].

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[21] Pro Forma Income Taxes [Unaudited]

The pro forma income tax amounts presented in 1996 reflect the income tax expense that would have been recorded if the Company had been combined as of the beginning of the year and had been taxed as if all companies were a C corporation.

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