Form 10-K
period 1997-12-31
TMCI ELECTRONICS INC
filed 1998-04-01
CIK 1005509

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                Form 10-K

(Mark One)
           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                 For the fiscal  year ended  December  31,  1997
           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from                       to
                      Commission file number 0-27510

                           TMCI Electronics, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                           77-0413814
(State or other jurisdiction of incorporation or organization
(I.R.S. Employer Identification No.)

                    1875 Dobbins Drive, San Jose CA 95133 (Address of principal executive offices) (Zip Code) Registrant's telephone number (408) 272-5700 Securities registered under Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered






Securities registered under Section 12(g) of the Exchange Act:

                                     Units
                                    (Title of Class)

                                 Common Stock
                                    (Title of Class)

                               Class A Warrants
                                    (Title of class)

      Indicate by check mark whether the Registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if disclosure  of delinquent  filers in response to
Item 405 of Regulation S-K is not contained in this form, and disclosure will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      State the aggregate market value of voting and non voting common equity held by non affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average of the bid and asked price of such common equity, as of a date specified within 60 days prior to the date of the filing (See definition of affiliate in Rule 405 17 C.F.R. 405): $16,898,604.28 as of March 16, 1998.

Note: If a determination of whether a person or entity is an affiliate cannot be made without unreasonable effort or expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions under the circumstances provided that the assumptions are set forth in this Form.

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PAST FIVE YEARS)

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date. 4,057,758 as of March 16, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
   None

   PART I

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of difficulties in product development, sales, competition, changes in the economy and other unforeseen events. In the event that this annual report is used in connection with an investment in TMCI Electronics, Inc., prospective investors should carefully consider the possibility that forward-looking statements discussed herein may differ materially from the actual operating results.

   Item 1.  Business

   Overview, Formation, and Acquisitions

    TMCI Electronics, Inc. ("TMCI") provides custom manufacturing and value-added services to original equipment manufacturers ("OEMs") through its four subsidiaries: Touche Manufacturing Company, Inc. ("Touche"), Touche Electronics, Inc., ("TEI"), Enterprise Industries, Inc. ("EII") and Trinity Electronics, Inc. ("Trinity," collectively, with Touche, TEI and EII, the "Subsidiaries" and the Subsidiaries, collectively with TMCI, the "Company"). The customers of the Company are concentrated into four (4) different segments: (1) mini and mainframe computers; (2) telecommunications equipment; (3) semiconductor manufacturing test equipment; and (4) medical test equipment. The Company manufactures products pursuant to customer specifications after receiving orders from customers. The principal executive offices of the Company are located in San Jose, California.

   TMCI was incorporated in the State of Delaware on December 7, 1995 for the purpose of acquiring the businesses of Touche and TEI in anticipation of a public offering. Touche and TEI were principally owned by Rolando Loera, the President and Chief Executive Officer of the TMCI. TMCI acquired all of the issued and outstanding shares of common stock of Touche and TEI on March 11, 1996 from Mr. Loera and all of the minority shareholders of Touche and TEI pursuant to the terms of certain Stock Purchase Agreements dated December 28, 1995 (the "Stock Purchase Agreements"). Following the exchange of common stock of Touche and TEI contemplated by the Stock Purchase Agreements, the Company's business became that of Touche and TEI. The Company now derives its revenues from the operation of Touche and TEI and its other wholly owned subsidiaries described below.

      The Company actively seeks to enhance its growth through strategic acquisitions and has made three acquisitions following its formation. Future acquisitions, if any, will be made only if the Company can find candidates which fit into its strategic goals and corporate structure.

     Pen Interconnect, Inc. On November 1, 1996, the Company and TEI purchased the net assets of the San Jose Division of Pen Interconnect, Inc., a manufacturer of wire cable and harness assemblies, for a total purchase price of three million three hundred thousand dollars ($3,300,000) consisting of two million dollars ($2,000,000 ) in cash, nine hundred thousand dollars ($900,000) in two promissory notes and fifty three thousand six hundred sixty nine (53,669) shares of common stock of TMCI valued at $7.4532 per share determined as the average of the last reported sales price of the common stock of TMCI for the 20 trading days prior to November 1, 1996. In addition, the Company agreed to pay an additional six hundred thousand dollars ($600,000) in eighty thousand five hundred three (80,503) shares of common stock of TMCI valued at $7.45 per share, subject to the performance of the acquired division in accordance with the terms of an earn out agreement. Following the closing of the transaction, a dispute arose regarding the value of certain inventory which resulted in certain adjustments to the foregoing purchase price. See Item 3 Legal Proceedings.

      Enterprise Industries, Inc. On January 24, 1997, the Company acquired all of the issued and outstanding shares of common stock of Enterprise Industries, Inc., a metal stamping and manufacturing company, in exchange for one million five hundred thousand dollars ($1,500,000) consisting of one million dollars ($1,000,000) in cash and ninety six thousand five hundred sixty (96,560) shares of common stock of TMCI valued at $5.18 per share determined as the average of the closing prices for TMCI common stock for the 10 trading days prior to January 1, 1997.

   Trinity Electronics, Inc. On December 22, 1997, Trinity Electronics, Inc., a distributor of board level electronic component parts, merged with and into TMCI/Trinity Acquisition Corp., a wholly owned subsidiary of TMCI. The parties negotiated October 1, 1997 as the effective date for accounting purposes. The sole shareholder of Trinity received a total of four million two hundred ninety thousand dollars ($4,290,000) consisting of one million dollars ($1,000,000) in cash, one million two hundred ninety thousand dollars ($1,290,000) in two promissory notes and four hundred four thousand five hundred thirty-nine shares (404,539) of TMCI common stock valued at $4.94 per share determined as the average closing price of common stock of TMCI for the ten trading days prior to September 4, 1997. The notes pay interest in the amount of 9% per annum. The $290,000 note is due April 15, 1998. The $1,000,000 note was personally guaranteed by Rolando Loera, the Chief Executive Officer of the Company, was due March 9, 1998 and was paid without penalty. The shares are being held in escrow pursuant to the terms of an escrow agreement as security for the representations of Trinity and its sole shareholder made in the merger agreement and are being released from escrow in the amount of 25% one year following the closing, 25% two years following the closing, 35% three years following the closing and 15% four years following the closing. In connection with this merger, the Company received approximately $3,583,000 in goodwill which is being amortized over 15 years. Following the merger, TMCI /Trinity Acquisition Corp. changed its name to Trinity Electronics, Inc.


      Financial Information About Product Lines.
                                         1995           1996          1997
Sales to
Unaffiliated
Customers
                      Manufacturing   $18,952,842    $17,823,148   $23,264,194
                      Wire and Cable            0        866,334     9,173,355
                      Turnkey           9,146,077      7,450,346     5,607,052
                                     ===========================================
Total                                  28,098,919     26,139,828    38,044,601
Sales to
Affiliates
                      Manufacturing   $ 4,649,012     $3,712,554    $2,077,246
                      Wire and Cable            0              0     1,062,571
                      Turnkey                   0              0             0
                                     ===========================================
Total                                   4,649,012      3,712,554     3,139,817
Operating Profit
(loss)
                      Manufacturing
                                      $ 1,680,311     $451,988      $801,740
                      Wire and Cable            0      144,848       846,273
                      Turnkey              42,013      (71,886)      397,476
                                     ===========================================
Total                                   1,722,234      524,950     2,045,489
Identifiable
Assets
                      Manufacturing   $ 8,452,937   $8,914,649   $16,999,053
                      Turnkey           3,959,230    2,536,886     3,526,700
                      Cable                     0    4,030,092     6,933,093
                                     ===========================================
Total                                  12,412,167   15,481,627    27,458,846


            Description of Business.
      .
                   General Market for Contract Manufacturing Services.

   The Company focuses on selling products and services to OEMs interested in utilizing custom manufacturers. OEMs have been increasing their use of custom manufacturers in order to reduce their investment and focus their resources.

   Reduce Investment. Advances in technology of electronic products and increases in unit volumes require OEMs to invest more heavily in internal manufacturing through increased working capital, capital equipment, labor, systems and infrastructure. Use of contract manufacturers such as the Company allows OEMs to maintain advanced manufacturing capabilities while minimizing overall resource requirements.

   Focus Resources. With the increased level of competition and the pace of product change in the electronics industry, use of contract manufacturers such as the Company enables OEMs to focus more sharply on their own core competencies where they add the greatest value such as product development and marketing.

         Target Market for the Company

   The Company provides its custom manufactured products to a wide range of companies that manufacture: (1) mini and mainframe computers; (2) telecommunications equipment; (3) semiconductor test equipment; and (4) medical test equipment, primarily in the Silicon Valley area.

   Computer Systems. The Company's manufacturing and assembly businesses provide a full complement of manufacturing capabilities for mini and mainframe computers. As the industry is being reshaped by evolutionary changes in semiconductor design and memory capacity, OEMs are outsourcing more of their manufacturing of their metal cabinets and enclosures. The Company focuses primarily on commercial markets.

   Telecommunications Equipment. Based on the changing conditions within the telecommunications industry, the Company believes that the need for telecommunications equipment will continue to grow at an above average annual rate. The Company actively markets itself to this industry and believes that, with its present and future manufacturing and service capabilities, it is well positioned to service this growing industry. Marketing activities in this segment are directly in line with the Company's acquisition of facilities for the production of specific types of wire and cable contained in products used by the telecommunications equipment industry.

   Semiconductor Test Equipment. The Company markets its product manufacturing and service capabilities in the semiconductor test equipment market areas. The Company targets principally large and medium-sized corporations that specialize in the design and development of scientific measurement and production test devices that may be used by major producers in the semiconductor industry who design and manufacture wafers that produce computer chips and the like. The Company will continue to explore and expand new opportunities with its customer base and look to refine the diversification of its production capabilities in designing and manufacturing products used within this market segment.

   Medical Test Equipment. The Company markets its manufacturing and cable harness assembly services to existing and prospective OEMs of medical test equipment. The Company targets customers with strong track records in the design, development and production of sophisticated medical diagnostic and analysis equipment, such as MRI equipment, which is used in hospital and medical clinics by medical doctors to assist in their diagnoses of serious and complicated patient medical problems. The Company believes that this industry will grow, offering increased opportunities to companies which are positioned to provide cost-effective manufacturing and value added services at competitive prices.

         Operations of the Company

            Business Conducted by Subsidiaries

   The Company provides its manufacturing services through Touche and EII, its turnkey and cable and harness assembly services through TEI with a limited portion provided by Trinity, and its distribution services through Trinity.

Manufacturing. The manufacture and fabrication of custom-designed metal enclosures cannot be homogenized into a single operation or manufacturing approach for its entire production line. With each custom order received from a customer comes a different list of requirements for manufacturing design, process and finish. In addition, the manufacturing environment allows for the manufacture of both prototype and production of the various types of customer products. To support its manufacturing operations, the Company maintains a wide variety of sophisticated automated machinery and shop equipment, tools, and supplies.

   Touche Manufacturing Company, Inc. Touche manufactures custom designed fabricated metal cabinets and enclosures for OEMs to house various types of electronic components. As a full service manufacturing facility, Touche's engineering and design personnel work closely with each customer to design and build an initial prototype of the specified cabinet or enclosure. Based upon the development of the prototype, the Company develops a cost effective manufacturing process. Touche provides all of the manufacturing processes in house, which includes metal shearing, punching, bending and welding, as well as machining, detailing, zinc plating, painting and final assembly. All raw materials used to manufacture these products are readily available from numerous suppliers at competitive prices. By controlling the various manufacturing processes in-house, Touche provides its customers with custom manufactured metal cabinets or enclosures in a timely and cost-effective manner, giving Touche a competitive advantage over other manufacturers that have to sub-contract for one or more of the various manufacturing processes. Approximately 75% of Touche's manufacturing is performed on a volume production basis for metal cabinets or enclosures, while the remaining 25% is in developing prototype products for future use by its customers.

   Enterprise Industries, Inc. EII provides production metal stamping, precision machining and electrical discharge manufacturing services to OEMs. Because EII has tool and die capability, use of its services generally requires a higher up front costs for the production of the tools with correspondingly lower per unit production costs than the processes used by Touche. EII services clients in automotive, furniture, hardware, audio components, and aerospace industries in addition to servicing clients in the core industries serviced by the Company and is focusing its marketing efforts on the target market of the Company. Recently, EII moved from a 25,000 square foot facility into a 126,000 square foot facility to accommodate anticipated growth.

      Cable and Harness Assembly.

   Touche Electronics, Inc. In late 1992, a number of Touche's customers expressed an interest in identifying methods of reducing their own manufacturing costs. Accordingly, Touche examined its existing manufacturing capabilities and considered other types of services that could be offered to its customers in conjunction with its manufacturing of custom designed fabricated metal cabinets and enclosures. In early 1993, TEI was formed as a sister company to Touche to provide value added services. In November, 1996, TEI assumed responsibility for operating acquired assets of the San Jose Division of Pen Interconnect, Inc. Accordingly, TEI currently operates two divisions.

   Turnkey Division. TEI provides value added turnkey services to many of Touche's OEM customers. These services are primarily the installation of cable and harness assemblies into the products manufactured by Touche and also into enclosure products manufactured by other custom manufacturers and OEMs that do not have the in-house capability to provide such services. In 1996, TEI added clean room assembly at the request of its customers as part of its strategy to expand its value added services. All of TEI's value-added turnkey services are provided pursuant to contracts or purchase orders with its customers.

   Cable and Harness Division. To obtain better prices for the cable and harness material installed by the Turnkey Division, TEI acquired the net assets (accounts receivable, inventory and capital equipment) of the San Jose based division of Pen Interconnect, Inc. The acquired division produces different types of wire cable and harnesses installed by TEI and other companies in metal cabinets and enclosures. The cable and harness division both produces cable for use by TEI in the Turnkey Division and sells cable to OEMs and other contract manufacturers.

      Distribution

   Trinity  Electronics,   Inc.  Trinity  is  primarily  a  passive  electronics
distributor of board level electronic components including capacitors, resistors, board to board interconnects, back plane interconnects and D-subs to OEMs and contract manufacturers. Trinity primarily sells to instrumentation industry accounts. Trinity provides just-in-time, bin stocking, and KanBan inventory services to its distribution customers. In addition, Trinity provides cable assembly services to its customers at competitive prices using franchise lines for assemblies. Sales of electronic parts to OEMs are approximately 55% of the revenues of Trinity. Sales of assembled cable both
to  OEMs  and  contract   manufacturers   are approximately  30% of the
revenues of Trinity. Sales of electronic parts to contract manufacturers are approximately 15% of the revenues of Trinity. In addition to revenues generated from the operations of Trinity, the Company expects to see additional benefits through better pricing on connectors used by the cable and harness division of TEI and introductions to OEM customers of Trinity that may be interested in utilizing the contract manufacturing services of the Company.

   New Product Service Lines of Business

   In 1996, TEI added clean room assembly internally as well as cable and harness assembly through its acquisition of the San Jose Division of Pen Interconnect, Inc.

   In 1997, the Company added metal stamping and tool and die capability through its acquisition of EII as well as distribution of board level electronic components through the acquisition of Trinity.


      Marketing and Sales

   The marketing strategy of the Company focuses on developing long-term relationships with OEMs in its target market of computers, telecommunications equipment, semiconductor test equipment and medical test equipment. The Company intends to focus its marketing efforts on a greater number of manufacturers of telecommunications equipment, provided, however, that the marketing efforts of the Company will continue to reflect the evolution of OEMs from different segments of the technology industry to use contract manufacturers.

   Touche and TEI will continue to focus and concentrate on major existing customers and to pursue new business from other potential customers in evolving segments of its core industry focus. EII will focus its efforts on expanding its business in the core industry segments of Touche and TEI. The ability of the Company to maintain relationships with major existing customers remains a significant factor in determining future growth of the Company. The Company intends to achieve growth through competitive pricing strategies, expansion of existing turnkey capabilities and more aggressive direct sales efforts supplemented by sales representatives in geographic areas where the Company does not have a physical presence. As a result of the limited and focused target market, the marketing efforts of the Company will rely primarily on direct sales efforts, which will emphasize its design-engineering and quality control manufacturing capabilities.

   Sales activities of Company are handled by a combination of direct sales personnel and limited use of independent sales representatives. Because of the complexity and analysis involved in the customer's design and purchase decision, management emphasizes active interaction between the direct sales staff, its independent sales representatives and the buyer or engineer throughout the selling process.

      Customer Service and Support

   The Company handles all customer service-related inquiries or complaints through the sales staff who have been assigned to handle and manage account relationships. This requirement enables the salesperson to monitor and control the quality of production during the entire manufacturing process, which is designed to help prevent production problems before shipment is made to customers. Such efforts are supported by the engineering department of the appropriate Subsidiary which is directly involved in the development process of the products.

   To ensure that adequate support is given to customers, each salesperson has formal sales training augmented by direct participation in the manufacturing process at the appropriate facility.

      Working Capital Practices

   Because the Company produces custom designed products, it orders inventory to fulfill existing orders resulting in minimal financial exposure.

      Sources of Supply, Major Suppliers and Backlog

   The largest supplier of the Company is Teredyne Connection Systems, Inc. Purchases from this vendor accounted for approximately 7.6% of the combined purchases of the Company in calender 1997.

   The raw materials, such as sheet metal, wire and cable, and electronic components used in the development and manufacture of customer products are generally available from domestic suppliers at competitive prices; fabrication of certain major components may be subcontracted for on an as-needed basis. With the exception of other material requirements, sheet metal may be purchased on an as-needed basis under a consignment arrangement with suppliers. The Company does not have any material long term contracts for new materials. The Company has not experienced any significant difficulty in obtaining adequate supplies to perform under its contracts.

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

     At December 31, 1997, the Company had a firm backlog approximately $ 18,000,000. The Company does not believe that its combined rolling backlog at any particular time is necessarily indicative of its future business or performance.

      Major Customers

     Touche and TEI's major customers include various technology industry related companies, such as Hewlett Packard Company, Lam Research Corporation, Tandem Computers Inc., Applied Materials, Inc., KLA Instruments, and Varian Associates, Inc. For the year ended December 31, 1997, revenues derived from two customers (Lam Research Corporation and Tandem Computers Incorporated) amounted to approximately 12% and 14% respectively, of total revenue, excluding intercompany sales. Due to the growth in sales to other customers, reliance on major customers represents a substantial shift from 1996 when the Company had three customers each accounting for over 10% of its business individually and 65% of its business in the aggregate. As the sales arrangements with these customers are terminable upon short notice, the loss of any one of them would have a material adverse impact on the revenues and profits of the Company, given the significant percentage of revenues derived from these customers. Although the Company cannot control the needs of these customers, the Company believes that expansion of services offered by the Company will strengthen its relationship with these customers.

      Patent, Trademark, Copyright and Proprietary Rights

   The Company does not have any patent or copyright applications pending, because the Company does not offer or provide any original design work that is not otherwise proprietary to the product design-engineering of their customers.
The  Company  owns  trademark  rights  to  its  "Touche"    trademark  and
servicemark.

      Competition

   Manufacturing of enclosures for electronic equipment is highly competitive, fragmented, and involves rapid change. Competitors of the Company range from small firms able to provide only a few of the services provided by the Company to substantially bigger, better financed competitors able to provide more value added services. Competition is generally based on several factors, including services provided, quality of work, reputation, price and marketing approach.

   The Company is established in the industry and maintains a strong competitive presence by delivering high-quality work in a timely fashion within the customer's budget constraints with enhanced ability to deliver value added services.

   Because of the continuing change by OEMs from manufacturers to design-engineering, electronics value added, and marketing organizations, contract manufacturers are receiving a much greater share of the overall manufacturing task of products that are designed for manufacture by their customers. The process itself removes more and more of the subcontracting and replaces it with a prime contractor status gradually eliminating the need for submitting joint subcontracting work proposals. By reducing the number of subcontractors, the customers benefit from the reduction in the turnaround time and the maintenance of more efficient and quality based manufacturers. The Company believes that the creation and maintenance of a "one-stop shop" manufacturing environment makes it an effective competitor in the industry.

      Government Regulation

   Substantial environmental laws have been enacted in the United States and California in response to public concern over environmental deterioration. These laws and the implementing regulations affect nearly every activity of Touche, TEI and EII. The principal federal and state legislation which has the most significant effect on the Company's business includes the following: The
Comprehensive Environmental Response; Compensation and Liability Act; The Resource Conservation and Recovery Act; The Clean Air Act; The Safe Drinking Water Act; The Emergency Planning and Community Right-to-Know Act; The Clean Water Act; and The Toxic Substance Control Act. Failure by the Company to comply with applicable federal and state environmental regulations could result in the Company incurring substantial fines and penalties and/or having restraining orders issued against it.

      Employees

   As of December 31, 1997, the Company employed approximately 585 persons, including the officers of the Company, all of whom are full-time employees and none of whom are subject to collective bargaining agreements. Of these full-time employees, 114 are engaged in administration and finance, 457 in manufacturing, engineering and production, and 14 in marketing and sales. Many employees of the Company have overlapping responsibilities in these job descriptions. The Company has never experienced a work stoppage. The Company believes that its relationships with its employees are good.

      Item 2.     Description of Property

     Touche leases approximately 224,000 square feet of factory manufacturing space in three adjacent buildings which are equipped with state-of-the-art metal fabrication equipment. Touche leases approximately 123,000 square feet at 1875 Dobbins Drive, San Jose, California 95133, which consists of 113,000 square feet in manufacturing space and approximately 10,000 square feet of office space. In addition, TEI leases approximately 78,000 square feet of manufacturing space at 1881-1899 Dobbins Drive, San Jose, California 95133. Touche leases approximately 22,000 square feet of manufacturing space at 1565-C Mabury Road, San Jose, California 95133. EII leases approximately 126,000 square feet of combined office and manufacturing space in a light industrial building at 7500 Tyrone Avenue, Van Nuys, California. The Company negotiates all lease agreements on a triple net basis with landlords.

      Item 3.  Legal Proceedings

   Subsequent to the closing of the acquisition of the San Jose Division of Pen Interconnect, Inc. ("PII"), a dispute arose regarding various aspects of the transaction. On February 14, 1997, the Company filed a Demand for Arbitration against PII, seeking a substantial purchase price reduction, or, in the alternative, other remedies and damages as provided by law. The Company sought such remedies based upon overstatement of the value of inventory in connection with the acquisition, a substantial change in the operation of the division prior to the acquisition and failure to disclose certain accounts payable to the Company.

   On December 5, 1997, the Company and PII entered into a settlement agreement pursuant to which PII agreed to cancel the earn out agreement which eliminated the ability of PII to receive up to an additional six hundred thousand dollars ($600,000) in the form of eighty thousand five hundred three (80,503) shares of the common stock of the Company. In addition, EII agreed to cancel two promissory worth nine hundred thousand dollars ($900,000) and accrued interest as well as release Rolando Loera from his personal guaranty thereon in exchange for one hundred thirty two thousand twenty three (132,023) shares of common stock of the Company. The Company delivered an additional five thousand three hundred sixty seven (5,367) shares of its common stock in satisfaction of its obligation to issue additional common stock for collection of certain accounts receivable of PII pursuant to the Asset Purchase Agreement. Further, the Company released fifty three thousand six hundred sixty nine (53,669) shares of its common stock owned by PII and being held in escrow as security for the obligations of PII under the Asset Purchase Agreement. The Company waived certain additional claims against PII in the amount $77,000. Finally, PII agreed to cooperate with the Company in obtaining an audit of the acquired division so that the Company could file the necessary financial statements with the Securities and Exchange Commission.

      Item 4. Submission of Matters to a Vote of Security Holders

   The Company held its annual shareholder meeting on December 22, 1997 for the purpose of approving an amendment to the bylaws to permit a staggered board of directors; electing directors; approving an amendment to the certificate of incorporation authorizing ten million (10,000,000) shares of preferred stock; approving the 1997 Stock Option Plan (the "1997 Plan"); approving the 1997 Employee Stock Purchase Plan (the "ESPP"); and ratifying the appointment of Moore Stephens, PC as the independent auditors of the Company.

   A total of 3,341,981 shares of common stock were present in person or by proxy at the meeting. For the amendment to the bylaws for the staggered board, of the shares present and able to vote at the meeting, 1,421,327 shares voted in favor of the amendment, 166,930 shares voted against the amendment, 29,300 shares abstained from voting, and 1,624,424 shares did not vote. For the election of directors, of the shares present and able to vote at the meeting, 3,184,151 shares voted in favor of each and every nominee, 157,830 shares voted against each and every nominee, no shares abstained and no shares went unvoted. For the amendment to the articles of incorporation to authorize preferred stock, of the shares present and able to vote at the meeting, 1,384,077 shares voted in favor of the amendment, 250,280 shares voted against the amendment, 33,200 shares abstained from voting, and 1,624,424 shares did not vote. For the 1997 Plan, of the shares present and able to vote at the meeting, 1,392,977, shares voted in favor of the 1997 Plan, 244,980 shares voted against the 1997 Plan, 29,600 shares abstained from voting, and 1,624,424 shares did not vote. For the ESPP, of the shares present and able to vote at the meeting, 1,452,977 shares voted in favor of the ESPP, 191,180 shares voted against the ESPP, 23,400 shares abstained from voting, and 1,624,424 shares did not vote. For approval of Moore Stephens as the independent auditors of the Company, of the shares present and able to vote at the meeting, 3,300,511 shares voted in favor of approving Moore Stephens, P.C. as the independent auditors, 11,020 shares voted against ratifying Moore Stephens, P.C. as the independent auditor, and 30,450 shares abstained from voting.

      Item 5. Market for Common Equity and Related Stockholder Matters

   The Company's Common Stock is quoted on the NASDAQ SmallCap market. The following table sets forth the reported high and low bid quotation for the Common Stock of the Company for the periods indicated. Such quotations reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily reflect actual transactions.

                                                 Common Stock
                              High                 Low
      1996
      First Quarter           $8.375               $6.50
      Second Quarter          $9.50                $8.375
      Third Quarter           $9.50                $6.50
      Fourth Quarter          $7.00                $4.75

      1997
      First Quarter           $6.75                $4.50
      Second Quarter          $7.00                $4.50
      Third Quarter           $6.25                $4.50
      Fourth Quarter          $6.19                $4.00

    On March 16, 1998, the closing bid price of the Company's Common Stock as reported on the NASDAQ SmallCap Market system was $5.66. As of March 12, 1998, there were approximately 38 holders of record of the Company's Common Stock. The Company has not paid any dividends on its common stock in the past three years and anticipates retaining future earnings, if any, to finance the growth of the Company.

   On February 10, 1998, the Company raised $3.3 million through the sale of its 5%, $275,000 principal amount, Convertible Subordinated Debentures. Such securities were issued in reliance of Rule 506 of Regulation D promulgated by the U.S. Securities and Exchange Commission pursuant to its authority under the Securities Act of 1933, as amended, in as much as all investors were accredited investors as defined in Regulation D. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations; Subsequent Events.

      Item 6. Selected Financial Data

     The following selected historical financial information of the Company is qualified by reference to and should be read in conjunction with the financial statements and notes thereto included elsewhere herein. The selected financial information set forth below for each of the fiscal years ended December 31, 1997 and December 31, 1996 is derived from financial statements contained in this Form 10-K. The selected financial information for the years December 31, 1995 and December 31, 1994 is derived from financial statements of the Company audited by Moore Stephens, P.C., independent public accounts, which are included in the prospectus for the public offering of the Company completed on March 5, 1996. The selected financial data for the year ended December 31, 1993 is derived from unaudited financial statements of the Company which are not included in documents filed with the Securities and Exchange Commission.

             Selected Financial Data (in thousands except for per share data)
                                       Years Ended
                                       December 31

                          1997         1996      1995(1)     1994(1)     1993(1)
-------------------------------------------------------------------------------

      Statement of Operations
       Data

      Net Sales          38,947      26,140      28,099      20,869      14,391

      Net Income          1,136         148         473         420         248

      Net Income per
      Common Share
      from Operations (2) 0.31         0.05        0.25        0.22        0.08

      Balance Sheet Data

      Total Assets      28,543       15,482      12,412       9,332       6,982

      Total Long Term
      Obligation         4,168        2,501       2,757       2,682       2,576

      Shareholders'
      Equity            13,299        8,639       2,180         957         257

      (1) For comparative purposes, the amounts have been combined to give retroactive effect to the acquisition by TMCI of all of the outstanding common stock of Touche and TEI.

      (2) See Note 3 to the financial statements for an explanation of the basis used to calculate net income per share and weighted average common shares and share equivalents.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Overview

   On March 5, 1996, the Company acquired Touche and TEI pursuant to certain Stock Purchase Agreements executed on December 28, 1995. Prior to that time, the Company's operations consisted of forming the Company, preparing for the acquisition of Touche and TEI, as well as preparing for the initial public offering of its securities discussed below.

   The Company's strategy has been to expand its core and value added business by increasing its product offerings to satisfy the needs of its customers and their growing demand for more outsourcing of contract manufacturing services. On November 1, 1996, TEI acquired the San Jose cable and harness manufacturing division of Pen Interconnect, Inc. On January 1, 1997, the Company acquired Enterprise Industries, Inc., a metal stamping business. Effective
October 1, 1997, the Company acquired the operations of Trinity Electronics, Inc., a passive distributor of board level electronic components; Trinity formally merged with a wholly owned subsidiary of the Company on December 22, 1997.

                                          Year Ended
                                          December 31,

                                    1997        1996        1995
                                    ----        ----        ----


  Sales                             100%        100%        100%
  Costs of Goods Sold                73.8        77.4        77.2
                               ------------------------------------
              Gross Profit           26.2        22.6        22.8

  Operating Expenses                 20.9        20.6        16.7
                               ------------------------------------
  Income From Operations
                                      5.3         2.0         6.1

  Net Other Expenses                  0.6         1.4         2.5
  Income Before  Provision for        4.7         0.6         3.6
  Income Taxes
  Provision for Income Taxes          1.8         0.0         1.9
                               ====================================
  Net Income                          2.9         0.6         1.7

 All figures rounded to the nearest one tenth of one percent.



      Results of Operations - For the Fiscal Year Ended December 31, 1997 Compared with the Fiscal Year Ended December 31, 1996

   The results of operations utilizes the consolidated results of the Company. The discussion below should be read in conjunction with the financial statements and the notes thereto, that appear elsewhere in this report.

      Net Sales

   The Company's net sales increased approximately $12,806,838 or 49% to $38,946,666 from $26,139,828 in the fiscal year ended December 31, 1997, as compared with the fiscal year ended December 31, 1996. Sales growth was due to a significant increase in sales volume through both existing as well as new customer orders, and significant growth and continued diversity of operations through the acquisition of the cable and harness and metal stamping manufacturing businesses at the end of 1996 and beginning of 1997, respectively, as new product services continue to be introduced and added to consolidated operations. In addition, the acquisition of Trinity Electronics, Inc., effective October 1, 1997 for accounting purposes, impacted positively on the fourth quarter.

   Inasmuch as the Company's two largest customers accounted for approximately 26% of revenues for the fiscal year ended December 31, 1997, with the largest accounting for 14% of such revenues, the disruption or loss of a significant amount of business of either one could have a material adverse impact on the total revenues of the Company. The Company has reduced dependency of the major customers substantially; in 1996, the three largest customers of the Company accounted for 65% of total revenues of the Company.

      Gross Profit

   The Company's gross profit increased approximately $4,288,536 or 73% to $10,190,618 from $5,902,082 in the fiscal year ended December 31, 1997, as compared with the fiscal year ended December 31, 1996. As a percentage of sales, the Company's gross profit increased 3.6% to 26.2% from 22.6 in the fiscal year ended December 31, 1997, as compared with the fiscal year ended December 31, 1996. The increase in gross profit is primarily due to increased sales and the acquisition and successful integration of the cable and harness and metal stamping businesses. The Company's gross profit margin may be materially impacted by the diversity of its operations which are constantly modified in order to meet the changing demands of the competitive market bidding processes with its customers.

      Operating Expenses

   General and administrative expenses increased approximately $2,760,982 or 51% to $8,138,114 from $5,337,132 in the fiscal year ended December 31, 1997, as compared with the fiscal year ended December 31, 1996. As a percentage of sales, general and administrative expenses remained constant at approximately 21% for the fiscal year ended December 31, 1997, as compared with the fiscal year ended December 31, 1996. The dollar increase in general and administrative expenses resulted primarily from increased overhead and transaction costs associated with the acquisitions.

      Other Income [Expense]

   The Company's other expenses decreased approximately $127,060 or 36% to $230,554 from $357,614 in the fiscal year ended December 31, 1997, as compared with the fiscal year ended December 31, 1996. The decrease was primarily due to the elimination of a one time non-cash finance charge in the amount of $462,122 on certain bridge loans incurred by the Company in 1996 and an increase of $102,121 in other income, offset by an increase of $274,697 in interest expense used to finance increases in inventory, the nonreocurrence of $69,742 in interest income and a reduction of $138,224 in gains from the sale of equipment.

      Income Tax Expense

   Income tax expense increased $666,765 to 685,764 from $18,999 as a result of a substantial increase in income from operations and the full utilization of net operating loss carry forwards in the prior year.


      Net Income

   Net income before taxes increased approximately $1,654,614 to $1,821,950 from $167,336 in the fiscal year ended December 31, 1997, as compared with the fiscal year ended December 31, 1996. The increase in net income was due primarily to: (1) a net increase in income from operations of approximately $1,654,614 resulting from increased sales and sales from recently acquired companies, and (2) a net decrease in other expenses of approximately $127,060.

   Net income after taxes increased approximately $987,849 to $1,136,186 from $148,387 for the fiscal year ended December 31, 1997 compared to the fiscal year ended December 31, 1996 .

      Results of Operations - For the Fiscal Year ended December 31, 1996 compared with the Fiscal Year Ended December 31, 1995

   The Results of Operations discussion utilizes the consolidated results in 1996 compared to the combined results in 1995 from the operating subsidiaries (Touche and TEI) prior to their acquisition by the Company, eliminating inter-company transactions.

            Net Sales

   Net sales decreased approximately $1,950,100 or 7% to $26,139,828 from $28,089,919 for the fiscal year ended December 31, 1996, as compared with the fiscal year ended December 31, 1995. The decline in net sales was due primarily to significant order cancellations and rescheduling of orders by one of the Company's major customers, which resulted from (1) a change in local market conditions, and (2) a general slowdown in the semiconductor manufacturing marketplace. This general slowdown impacted the industry as a whole.

            Gross Profit

     Gross profit decreased approximately $499,702 or 8% to $5,902,082 from $6,401,784 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. As a percentage of sales, gross profit remained constant during the period the fiscal year ended. The decrease is primarily due to the corresponding reduction in sales.

            Operating Expenses

       Operating expenses increased approximately $697,672 or 14% to $5,377,132 from $4,679,460 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. This increase was primarily due to an investment in infrastructure to support planned growth, including two new operating divisions, plus the acquisition of the San Jose Division of Pen Interconnect, Inc., which included additional personnel, building rent costs, repairs, professional fees, promotions of certain engineers to management positions and other related items.

            Other Income [Expense]

     Interest expense decreased approximately $292,202 or 47% to $323,679 from $615,881 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995. Interest expense decreased during the fiscal year ended December 31, 1996 due to a substantial reduction in outstanding long term debt, capital lease obligations, and bank borrowings, as compared to December 31, 1995.

            Income Tax Expense

        Income tax expense declined primarily due to the decrease in taxable income as well as the utilization of net operating loss carry forwards. Proforma income tax expense for the year ended December 31, 1996 gives effect to the loss of the S corporation on a combined basis prior to March 5, 1996.

            Net Income

        Income before income taxes decreased approximately $840,300 or 83% to $167,336 from $1,007,616 for the fiscal year ended December 31, 1996, as compared with the fiscal year ended December 31, 1995. The decline in income before taxes was primarily due to: (1) an increase in financing charges of $174,244 on certain bridge loans that were made by the Company in the fourth quarter of 1995 to help fund its initial public offering, and (2) increased operating expenses incurred to fund two new divisions which produced nominal income during the fiscal year ended December 31, 1996.

     Net Income after taxes decreased by approximately $325,100 or 69% to $148,337 from $473,416 for the fiscal year ended December 31, 1996, as compared to the fiscal year ended December 31, 1995.

      Liquidity and Capital Resources

   The Company renewed and increased its long-term revolving line of credit ("Revolving Line") with Manufacturers Bank ("Mfrs."). The Revolving Line bears interest at Mfrs.' base rate plus 1/4%. This facility allows the Company to borrow up to $5,750,000 based on a stipulated percentage of contractually defined eligible trade accounts receivable. The Company had approximately $3,856,268 in outstanding borrowings under the Revolving Line and nothing available (based on the eligible trade accounts) as of December 31, 1997. In addition, the Company and Mfrs. have agreed to a line of credit facility of up to $2,000,000 available for equipment purchases, which bears interest at Mfrs. base fixed rate of 8.75% per annum (the "Equipment Line"). The Company had approximately $1,214,814 outstanding and $785,186 available under the Equipment Line as of December 31, 1997.

   The Company's working capital decreased by approximately $922,745 from $4,036,532 to $3,113,787 in the fiscal year ended December 31, 1997 as compared to the fiscal year ended December 31, 1996. The decrease resulted primarily from an increase in amounts outstanding under the line of credit of $3,271,268, an increase in the current portion notes payable of $2,571,882 and an increase in accounts payable of $1,121,683 offset by an increase in accounts receivable of approximately $1,423,525, an increase in inventory of approximately $4,550,389, and an increase in cash of $166,837. The high level of accounts receivable at December 31, 1997 as compared to December 31, 1996, is due primarily to a significant increase in sales. The significant increase in inventory during the same period is due to both an increase in sales and a change in product mix to products coupled with an increased use of raw materials and longer production cycles.

   The net cash required to fund operating activities increased by $398,944 or 55% to $1,129,241 from $730,297 in the fiscal year ended December 31, 1997, as compared to the fiscal year ended December 31, 1996. The change primarily represents an increase of $613,333 in depreciation and amortization expense, an increase of $2,876,872 in accounts receivable, an increase of $2,864,028 in accounts payable, and an increase of $2,606,601 in inventory, offset primarily by the elimination of a $462,122 one time non cash finance charge in 1996, and an increase of $736,318 in income taxes payable.

  Cash used in investing activities remained relatively constant at $2,942,319 in the fiscal year ended December 31, 1997 as compared with $3,064,495 in the fiscal year ended December 31, 1996. Fluctuations in cash used in investing activities included an increase of $179,276 for repayment of advances by stockholders and a reduction of $450,224 in the amount spent for the purchase of equipment offset by an increase in of $258,312 for the purchase of other assets, a reduction of $193,650 for the proceeds from the sale of equipment and an increase of $147,996 in cash used for the purchase of businesses.

   Cash generated from financing activities increased $999,432 or 31% to $4,238,397 from $3,238,965 in the fiscal year ended December 31, 1997 compared to the fiscal year ended December 31, 1996. The change resulted from an increase of $1,987,990 in amounts outstanding under the line of credit, an increase of $2,341,328 of proceeds from notes payable, the non recurrence of a one time charge of $1,000,000 in 1996 for the repayment of certain bridge notes and the elimination $734,742 of obligations under the Company's capital lease obligations, offset by the one time impact of $6,036,798 from the proceeds of the public offering in 1996, and an increase of $1,317,551 in repayment of notes payable.

   During the fiscal year ended December 31, 1997 and December 31, 1996, the Company spent approximately $2,496,925 and $643,451, respectively, to purchase capital equipment which was financed through equipment contracts.
Additionally, management expects the Company's level of future capital expenditures to increase at a level that is consistent with the Company's projected growth and operations. Management has projected capital expenditure requirements of approximately $1,800,000 for the calendar year ending December 31, 1998. This increase will be supported by increased bank borrowings and internal operations.

   The Company experienced tighter cash flow in the fourth quarter of 1997 as a result of increasing inventory and receivables from increased sales and a change of product mix. Accordingly, management believes that it will need new sources of funding either through increased equity investment or an expanded line of credit facility in order to meet the Company's anticipated operating needs and projected capital expenditure requirements through the fiscal year ending December 31, 1998, excluding acquisition related expenses. See following discussion on sale of debentures and new Fleet Capital Line of Credit.

            Subsequent Events

   Sale of Debentures. On February 10, 1998, the Company closed an offering of 3 Units, each Unit consisting of 4 of its 5%, $275,000 principal amount Convertible Subordinated Debentures due February 10, 2001 (the "Debentures") and 100,000 Class B Warrants to purchase common stock of the Company (the "Warrants") for a total of $3.3 million. Interest on the Debentures accrues quarterly and is payable annually. From the sale of the Debentures were used to repay the $1,000,000 note issued in connection with the Trinity acquisition; the remainder of the proceeds went to working capital.

   The Debentures are convertible into common stock at the option of the holder at a variable conversion price ranging from $3.00 to $5.50 per share depending on the market value of the common stock of the Company at the time of the notice of conversion. Accordingly, the Company may be required to issue no less than 600,000 shares nor more than 1,110,000 shares of common stock upon conversion of the Debentures.

   In addition, the Company is issuing 25,000 Warrants per Debenture for each Debenture outstanding as of the earlier to occur of the one year anniversary of the closing date of the sale of the Debentures or the date three months following the registration of the common stock usable upon conversion of the Debentures and upon the exercise of the Warrants. The Warrants have an exercise price of $5.50 per share, subject to adjustment for dilutive issuances. The Company is obligated to register the common stock underlying the Debentures and the Warrants with the Securities and Exchange Commission.

   In connection with the foregoing issuance, the Company paid a finder's fee to M.J. Segal and Associates in the amount of $176,000 in cash pursuant to terms of a Non Circumvention and Finder's Fee Agreement (the "Agreement") and a $66,000 credit toward the purchase of one quarter of one Debenture. The Agreement calls for (1) the issuance of the number of shares of common stock to M.J. Segal and Associates equal to 5% of the principal amount of the securities sold divided by the greater of (a) any stated conversion price in the Debenture and (b) the average of the closing bid and asked prices of the common stock of the Company for the five trading days prior to the closing and, (2) in this case, a number of warrants equal to 10% of the number of shares issuable based on the Stated Conversion Price as defined in the Agreement, to be determined between 60,000 and 110,000. The warrants are to be issued at 125% of the average of the closing of the bid and asked prices of the common stock of the Company for the five trading days preceding their issuance, are non callable and expire three years from their date of issuance.

   The Agreement also provides that upon exercise of any Warrants issued in the offering, M.J. Segal and Associates shall receive a cash fee equal to 4% of the amount received upon exercise of the Warrants; common stock equal to 5% of the number of shares issued upon such exercise; and warrants equal to 10% of the number of shares issued upon such exercise (excluding warrants exercised by M.J. Segal and Associates or its affiliates). The warrants shall have an exercise price of 125% of the average of the bid and asked prices for the Company on the five trading dates preceding the transaction, shall be non callable, and shall expire three years from the date of issuance.

   Fleet Capital Line of Credit. On March 2, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Facility") providing for borrowings of up to $25,000,000 based on certain formulas contained within the Loan and Security Agreement. The Company paid a finder's fee of $250,000 and a loan fee of $250,000 in connection with the transaction. As of March 10, 1998, the Company was eligible to borrow up to $17,222,691 under the Fleet Facility and had borrowed $10,347,841. Borrowings were in the form of two Term Loans ("Term Loan A" and "Term Loan B," respectively), an equipment loan (the Equipment Loan, together with the Term Loans, the "Fixed Loans") and revolving credit loans (the "Revolving Credit Loans"). Term Loan A is in the principal amount of $4.7 million and accrues interest at the rate of prime plus 0.5%. Term Loan B is in the principal amount of $2.0 million and accrues interest at the rate of prime plus 1.5%. Th Equipment Loan is in the principal amount of $4.0 million and accrues interest at the rate of prime plus 0.5%.

   The Revolving Credit Loans are in such amount as the Company elects, up to the borrowing base permitted by the Loan and Security Agreement and accrue interest at the rate of 0.25% plus prime. As of March 10, 1998, the Company had $3,647,841 available for borrowing. The Fixed Loans are payable in monthly installments of principal and interest with principal amortizing over a seven year period and the balance due on March 2, 2003; interest only on the Revolving Credit Loans is payable monthly with the principal due upon termination of the Loan and Security Agreement. Interest on the Fixed Loans and Revolving Credit Loans is adjusted daily. Interest on the Fixed Loans may be adjusted downward by 0.25% each year for two years if the Company meets certain performance criteria as reflected in its audited financial statements for the fiscal years ended December 31, 1998 and December 31, 1999, respectively. Interest on the Revolving Credit Loan may be adjusted downward by 0.25% only once if the Company meets the performance criteria as reflected in its audited financial statements for the fiscal year ended December 31, 1998. In addition, if the Company meets the conditions specified for December 31, 1998, it may, at its option, have the interest rate on (1) the Revolving Credit Loan converted into LIBOR plus 2.5%;
(2) Term Loan A and the Equipment Loan converted into LIBOR plus 2.75%; and (3) Term Loan B converted into LIBOR plus 3.75%.

      New Authoritative Accounting Pronouncements

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS no. 130 is not expected to have a material impact on the Company.

   The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected financial information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

      Inflation

   The Company continues to experience the benefits of a low inflation economy locally, regionally and nationally. However, the Company enters into mostly short-term fixed price contracts and a large portion of these contracts are labor intensive. Accordingly, the short-term contracts are less susceptible to inflationary pressures.

      Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

      Item 8. Financial Statements

The financial statements are attached as an Exhibit hereto and incorporated herein by reference.

      Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                         PART III

      Item 10.    Directors,  Executive  Officers,  Promoters  and Control
        Persons: Compliance with Section 16(a) of the Exchange Act.


                  The current directors and executive officers of the Company are as follows:

      Name                         Age    Position
      -----------------------------------------------------


      Rolando Loera                 44    Chairman, President and Chief
                                          Executive Officer; Director

      Livino D. Ribaya, Jr.         49    Vice President-Manufacturing

      Frank Ramirez III             42    Vice President-Engineering

      Charles E. Shaw               53    Vice President-Chief Financial
                                          Officer; Director

      Robert Loera                  31    Controller and Secretary; Director

      Thomas F. Chaffin             40    Director

      Robert Fink                   62    Director

      Boris Lipkin                  50    Director

      Dominic A. Polimeni           51    Director

   Mssrs. Shaw and Polimeni serve until the next annual meeting of shareholders or until their successors are elected and qualified. Mssrs. Fink, Lipkin and Robert Loera serve until the 1999 annual meeting or until their successors are elected and qualified. Mssrs. Chaffin and Rolando Loera serve until the 2000 annual meeting or until their successors are elected and qualified. At present, the Company's bylaws provide for not less than one director nor more than nine directors. Currently, there are seven directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until such director's successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of the Company except that Robert Loera and Rolando Loera are brothers.

   The principal occupation and business experience for each executive officer and director of the Company for at least the last five years are as follows:

   Rolando Loera. Mr. Rolando Loera has been Chairman, President, Chief Executive Officer and a Director of the Company since December 1995 and has held similar positions with Touche since September 1992. Prior to that he was Chief Financial Officer of a predecessor of Touche for eight years. Mr. Loera holds a B.A. degree in Business Administration from the University of Washington.

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

   Charles E. Shaw. Mr. Shaw has been Vice President, Chief Financial Officer, and a Director of the Company since December 1995 and has held the same positions with Touche since 1993. Prior to that he was President and Chief Executive Officer of Compro Business Solutions, Inc., a business and management consulting firm established by Mr. Shaw in 1992. During 1988 through 1992, he served as Vice President and Chief Financial Officer of Douglas Broadcasting, Inc. a $51 million radio broadcast network. Mr. Shaw has a B.S. in Business Administration from the City University of New York, a Masters of Business Administration from New York University and a LL.B. from LaSalle Law School.

   Robert Loera. Mr. Robert Loera has been Controller, Secretary and a Director of the Company since December 1995 and has been Controller of Touche since June, 1992. Mr. Robert Loera is Rolando Loera's brother. Mr. Robert Loera has a B.S. in Business Administration from the University of Washington.

   Thomas F. Chaffin. Mr. Chaffin has been a Director of the Company and a member of the Audit Committee of the Board of Directors since January 1997. He has been a partner in the law firm of Rosenblum Parish & Isaacs, San Jose, CA since January 1995. During the period 1988-1995, Mr. Chaffin was a partner in the law firm of Berliner, Cohen, San Jose, CA. He holds a bachelor's degree in accounting from the University of California, Santa Barbara and earned a J.D. with honors from the University of San Francisco School of Law. He also holds a L.L.M. in Taxation from the New York University School of Law and is a certified specialist in Taxation Law by the State Bar of California Board of Legal Specialization.

   Robert C. Fink. Mr. Fink has been a Director of the Company since November 1997. From 1993 until his retirement in December, 1997, Mr. Fink has been Senior Vice President of Corporate Support and Chief Operating Officer of Lam Research Corporation, a manufacturer of semiconductor processing equipment. From 1988 to 1993 he served as President of Drytek, Inc., a former subsidiary of General Signal Corporation. From 1984 to 1988, he was a Director of VLSI Operation (North America) for ITT Corporation's Semiconductor Division. Prior to 1984, Mr. Fink served for 12 years as Director of World Wide
Manufacturing   Resources  for  General Instrument  Corporation's
Microelectronics Division. Mr. Fink has been a Director of Uniphase Corporation since April 1995, a Director of Consilium, Inc. since January 1996 and a Director of CVC, Inc. since 1997.

      Boris Lipkin. Mr. Lipkin has been a Director of the Company since November 1997. Mr. Lipkin has been President of the Track Division and Corporate Vice President of Silicon Valley Group, Inc., a San Jose, CA based medical test equipment company, since 1995. From 1992 to 1995 he was Vice President and General Manager of Varian Associates, a semiconductor equipment company. From 1978 to 1992 he served in various management and engineering positions at IBM's Fishkill, New York facility. Mr. Lipkin received a Master of Science Degree in electro mechanical engineering at the Polytechnical Institute in Kharkov, Russia.

     Dominic A. Polimeni. Mr. Polimeni has been a Director of the Company since March, 1996. Since September, 1997, Mr. Polimeni has been a Director of Nu Horizons, Inc., a publicly held company based in Melville, New York, which is a distributor of electronic components. Mr. Polimeni has been the Chairman and Chief Executive Officer of Quest Electronic Hardware, Inc., a distributor of fasteners and electronic hardware sold to electronic equipment manufacturers since February 1996. Mr. Polimeni has also been the President and Chief Operating Officer of Questron Technology, Inc., a publicly traded company which owns Quest, since March 31, 1995 and Chairman and Chief Executive Officer of Questron since February, 1996. He has also been a Managing Director of Gulfstream Financial Group, Inc., a financial consulting and investment banking firm, since 1990. He held the position of Chief Financial Officer of Arrow Electronics, Inc., an international electronics distribution company traded on the New York Stock Exchange, for four years from 1986 to 1990. He also held several other positions, including general management positions, with Arrow over an eight-year period from 1981 to 1990. He has held the position of Chief Operating Officer of Fugazy Express, Inc., a New York based transportation company, in its start-up phase, and was a Partner in the New York office of Arthur Young & Company. He holds a BBA degree from Hofstra University.

      Item 10.    Executive Compensation

   Below the following table sets forth remuneration paid by the Company during fiscal years 1995, 1996 and 1997, to the named officers and directors of TMCI. For the periods shown, no other executive officer received remuneration in excess of $100,000 per annum.

                           Summary Compensation Table

            Annual
Name of Individual or                                     Compensation      Securities Underlying
Number of Persons in
Group                   Position with Company              Year   Salary   Options/SARs(#)

Rolando Loera           Chairman,                          1997   225,000  200,000
                        President and CEO                  1996   225,000  100,000
                                                           1995   150,000

                        Option SAR in Last Fiscal Year
                              Individual Grants

                                                                                                 Potential Realizable
                                                                                                 Value at Assumed Annual
                                                                                                 Rates of Stock Price
                                                                                                 Appreciation for Option
                                                                                                 Term
      (a)                  (b)                    (c)                (d)             (e)         (f)          (g)
     Name       Number of Securities      % of Total           Exercise Price   Expiration       5%           10%
                Underlying/Options        Options/SARs         or Base Price    Date
                SARS Granted (1)          Granted to           per Share
                                          Employees
                                          in Fiscal Year
                                          ($/sh)
Rolando Loera   200,000                   60%                  $5.3625          7/08/07       $674,489.48 $1,709,288.78



Aggregated Options/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values
                                                    Number of Securities               Value of Unexercised
                                                   Underlying Unexercised                  In-the-Money
                        Shares                        Options/SARs at                    Options/SARs at
                      Acquired on     Value              FY-End(#)                            FY-End($)

Name                  Exercise(#)   Realized($)   Exercisable/Unexercisable        Exercisable/Unexercisable

Rolando Loera              -0-      -0-               100,000/200,000                  $25,000/0(1)

(1) The closing price for the common stock of the Company on December 31, 1997 was $4.00 per share.

Employment Agreement

   The Company has entered into an employment agreement ("Agreement") dated as of December 28, 1995 with Rolando Loera. The term of employment commenced on March 11, 1996 and will expire on the fifth anniversary thereof. The annual salary under the Agreement is $225,000. The term of employment will be automatically extended for an additional five year term in the absence of notice from either party. This salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary and performance increases as may be determined by the Board of Directors except that during the first three years following the Effective Date, his salary may not exceed $225,000. Mr. Loera is also eligible to receive an annual bonus of up to $100,000, payable in four quarterly installments. The Agreement provides that during the initial three years of the term of employment, an annual bonus of $100,000 will be awarded to Mr. Loera and that such bonus awards will be used by Mr. Loera to repay the $303,325 loan TEI to Touche Properties, Inc. referred to in Item 12 below. Mr. Loera relinquished his bonuses in 1996 and 1997. Bonuses during the remainder of the term of employment will be at the discretion of the Board of Directors. No objective criteria have been established for determining the amount of any bonuses for subsequent years.

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

Stock Plans

      The Company adopted its 1995 Stock Option Plan, effective December 22, 1995 (the "1995 Plan"). Under such plan, key employees and officers and consultants of the Company may be granted options to purchase shares of the Company's Common Stock at their fair market value on the date of grant. The plan provides for an aggregate of 500,000 options. Options to purchase 100,000 shares at $3.75 per share were granted to Rolando Loera effective December 22, 1995 and options to purchase 200,000 shares at 5.3625 were granted to Rolando Loera on July 7, 1997. The 1995 grant vested on December 21, 1997 and will expire December 2005. The 1997 grant vests monthly over a three year period and will expire on July 9, 1997, 2007.

   The Board of Directors adopted the Company's 1997 Stock Option Plan, effective December 1, 1997 (the "1997 Plan"), approved by the stockholders on December 22, 1997. Under such plan, key employees and officers and consultants of the Company may be granted options to purchase shares of the Company's Common Stock at their fair market value on the date of grant. The plan provides for an aggregate of 1,000,000 options.

    Any future awards will be determined by the Board of Directors or a Committee established by the Board.

    The Board of Directors adopted the Company's 1997 Employee Stock Purchase Plan effective December 1, 1997 approved by the stockholders on December 22, 1997. Under such plan, employees of the Company, including executive officers may defer up to 20% of their annual compensation for the purchase of common stock of the Company at a price of 85% of the fair market value of the common stock on the date of issuance. The plan provides for the issuance of up to 250,000 shares.

Compliance with Section 16(a) of the Exchange Act

   Based solely on a review of the Forms 3 and 4 and amendments thereto filed during the recently completed fiscal year and forms 5 and amendments thereto with respect to the most recently completed fiscal year, the following individuals failed to file reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis.

   Rolando Loera, Charles Shaw, Livino Ribaya, Frank Ramirez, Robert Loera, Tom Chaffin, and Dominic Polimeni each failed to file one report on a timely basis representing one transaction.

   Robert Fink and Boris Lipkin each failed to report on a timely basis representing their election to the Board of Directors and no transactions.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the Company's Common Stock owned on the date of March 16, 1998 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's executive officers named in the compensation table and directors; and (iii) all officers and directors as a group:

Name and              Position                                Number              Percentage
Address(1)            With Company                            Of Shares           of Shares(2)
--------------------  ------------------------------------------------------------------------
Rolando Loera         Chairman,  President  and  Chief        805,889(3)          19%
                      Executive Officer; Director
Patrick McQuade       President,  Trinity Electronics,        404,539             10
                      Inc.
Thomas Chaffin        Director                                 10,000(4)          *
Robert Loera          Director; Controller                     10,000(4)          *
Charles Shaw          Director, Chief Financial Officer        10,000(4)          *
Dominic A. Polimeni   Director                                 10,000(4)          *
Robert Fink           Director                                      0
Boris Lipkin          Director                                      0

Rolando Loera         Trustee   for  Touche   Employee
                      Stock Ownership Plan                     27,280(5)          *

All   Officers   and                                        1,084,429             26%
Directors    as    a
Group (9 persons)

*  Less than 1%
(1) Unless otherwise noted, c/o TMCI Electronics, Inc., 1875 Dobbins Drive, San Jose, CA 95133.
(2) Does not include the exercise of up to  1,492,000  Class A
    Warrants  outstanding  as of March 11, 1996.
(3) Includes options to purchase 138,889 shares of Common Stock subject to outstanding options which have vested.
(4) All shares are subject to options which have vested.
(5) Mr. Loera shares voting power with respect to these shares
(6) Includes 224,040 shares and options to purchase 14,500 shares owned by certain additional executive officers of the Company.

Item 12. Certain Relationships and Related Transactions

   TEI leases approximately 78,000 square feet of space located at 1881-1899 Dobbins Drive, San Jose, California from Touche Properties, Inc. ("TPI"), a company wholly owned by Rolando Loera, Chairman, President and Chief Executive Officer of the Company, pursuant to a lease agreement dated November 1, 1993. In addition, TEI leases space to Touche is one subtenant. Rent expense amounted to approximately $576,144 in 1997.

     In connection with its acquisition of 1881-1899 Dobbins Drive, TPI borrowed $1,000,000 from the Small Business Administration which was guaranteed by Touche and TEI. The loan was repaid in full in March, 1998.

    TPI also borrowed $303,325 from Touche in December, 1993. This loan bears interest at 10% per annum, and principal and interest are payable in equal monthly installments until satisfied. The principal balance on the loan increased as a result of certain expenses of TPI advanced by Touche. In 1997, TPI paid $67,743 toward the retirement of this loan. The outstanding balance of the loan as of December 31, 1997 was $469,878.

   In addition, in 1993 Touche made loans to Rolando Loera aggregating $87,190.39. This loan bears interest at 10% per annum and is payable in monthly installments of $1,000. Certain additions were made to the principal amount of the loan in fiscal 1995 to account for payments of certain personal expenses of Rolando Loera by Touche. Accordingly, the outstanding principal balance on the loan was $111,984 at December 31, 1997. In 1997, Mr. Loera paid $150,000 toward the retirement of these loans.

   During 1996, the Company advanced $95,986 to Frank Ramirez III at 10% interest amortizing over a 10 year period. As of December 31, 1997, Mr. Ramirez owed the Company $106,037.

   During 1997, the Company sold approximately $5,821,576 in products and services to Lam Research Corporation. Mr. Robert Fink, a director of the Company, retired as Senior Vice President of Corporate Support and Chief Operating Officer of Lam Research Corporation in December 1997.

During 1997, the Company sold approximately $2,038,749 worth of products and services to Silicon Valley Group Inc. Mr. Boris Lipkin, a director of the Company is president of the Track Divison and Corporate Vice President of Silicon Valley Group Inc. The Company sold products to Silicon Valley
Group, Inc. for many years prior to Mr. Lipkin joining the board.


Item  13.   Exhibits and Reports on Form 8-K.

            (a)   Financial Statements

Report of Independent Auditors                                        F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996          F-2 - F-3

Statements of Operations for the
  Years Ended December 31, 1997, 1996, and 1995                       F-4

Combined Statements of Stockholder's Equity for the                   F-5
Years Ended  December 31, 1997, 1996, and 1995

Combined Statements of Cash Flows for the
  Years Ended December 31, 1997, 1996 and 1995                        F-6 and
                                                                      F-7

Notes to Combined Financial Statements                                F-8 - F-24

            (b)   Exhibits

The following is a list of Exhibits filed herewith or incorporated by reference herein as noted below.

3.0 Certificate of Incorporation, filed with Delaware Secretary of State on December 7, 1995.(a)
3.1   By-laws.(c)
3.2   Certificate of Secretary for amendment to By-laws dated April 6, 1996.(j)
3.3   Certificate of Secretary for mmendment to By-laws dated
       December 22, 1997.(j)
4.0   Specimen Copy of Common Stock Certificate.(a)
4.1   Form of Class A Warrant Certificate.(a)
4.2   [Intentionally omitted.]
4.3   Form of Underwriters'  Purchase  Option,  as amended.(b)
4.4   Form of Warrant Agreement,  as amended.(b)
10.0  Employment  Agreement,  Rolando  Loera,  dated December 28, 1995.(a)
10.1 Lease Agreement dated January 1, 1993 relating to 1875 Dobbins Drive, San Jose, CA.(a)
10.2 Lease Agreement dated October 25, 1993 relating to 1881-1899 Dobbins Drive San Jose CA.(a)
10.3 Lease Agreement dated June 21, 1995 relating to 1565-C Mabury Road,San Jose, CA.(a)
10.4  Touche  Manufacturing Company,  Inc.  Employee  Stock  Ownership  Plan.(a)
10.5 Form of 5% 275,000 in principal amount Secured Convertible Promissory Debenture
10.6 Asset Purchase Agreement dated November 1, 1996 by and among Pen Interconnect, Inc., Touche Electronics,Inc. and TMCI Electronics, Inc.(d)
10.7 Stock Purchase Agreement dated effective as of January 1, 1997 by and among TMCI Electronics, Inc. and the Shareholders of Enterprise Industries, Inc.(e)
10.8 Merger Agreement and Plan of Reorganization by and among TMCI Electronics, Inc., TMCI/Trinity Acquisition Corp., Trinity Electronics, Inc. and Patrick McQuade, dated December 22, 1997.(f)
10.9  Loan and Security Agreement with Fleet Capital Corporation
10.10 Lease Agreement dated  relating to 7500 Tyrone Avenue, Van Nuys
       California (j)
10.11 1995 Stock Option Plan.(a)
10.12 1997 Employee Stock Option Plan(h)
10.13 1997 Employee Stock Purchase Plan (i)
21.0  Subsidiaries of the Registrant.
23.1  Consent of Moore Stephens, P.C.(d)

a.  Incorporated by reference to the Registration Statement on Form SB-2
    (No. 33-80973) as originally filed with the Securities and Exchange Commission (the "SEC") on December 29, 1995 (the "Registration Statement").
b. Incorporated by reference to Amendment No. 1 to the Registration Statement, as filed with the SEC on February 14, 1996.
c. Incorporated by reference to Amendment No. 2 to the Registration Statement, as filed with the SEC on March 4, 1996.
d. Incorporated by reference to Exhibit 1.0 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 1996.
e. Incorporated by reference to Exhibit 2.0 the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 7, 1997.
f. Incorporated by reference to Exhibit 2.0 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 6, 1998.
h. Incorporated by reference to Appendix C to the Definitive Proxy Statement as filed with the SEC on December 3, 1997.
i. Incorporated by reference to Appendix D to the Definitive Proxy Statement as filed with the SEC on December 3, 1997
j.  Available form the Company upon request

                                SIGNATURE PAGE

   In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMCI Electronics, Inc.



By (Signature and Title)  /s/Rolando Loera
                         ------------------------------
                         ROLANDO LOERA
                         Chairman,
                         President and
                         Chief Executive Officer

Date: March 31, 1998

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                                Date

By: /s/ Rolando Loera                               March 31, 1998
    ------------------------------------
     ROLANDO LOERA, Chairman, President
     and Chief Executive Officer


By: /s/Charles E. Shaw                              March 31, 1998
    -------------------------------------
     CHARLES E. SHAW, Vice President
     Chief Financial Officer, Director


By: /s/Robert Loera                                 March 31, 1998
    -------------------------------------
     ROBERT LOERA, Controller, Secretary
     and Director

By: /s/ Thomas F. Chaffin                           March 30, 1998
    -------------------------------------
    THOMAS CHAFFIN, Director


By:
    -------------------------------------
     ROBERT C. FINK Director


By:
    -------------------------------------
     BORIS LIPKIN, Director


By:
    -------------------------------------
     DOMINIC POLIMENI, Director

                              Exhibit Index

The following is a list of Exhibits filed herewith or incorporated by reference herein as noted below.

3.0 Certificate of Incorporation, filed with Delaware Secretary of State on December 7, 1995.(a)
3.1   By-laws.(c)
3.2   Certificate of Secretary for amendment to Bylaws dated April 6, 1996.(j)
3.3   Ammendment to the bylaws dated December 22, 1997.(j)
4.0   Specimen Copy of Common Stock Certificate.(a)
4.1   Form of Class A Warrant Certificate.(a)
4.2   [Intentionally omitted.]
4.3   Form of Underwriters'  Purchase  Option,  as amended.(b)
4.4   Form of Warrant Agreement,  as amended.(b)
10.0  Employment  Agreement,  Rolando  Loera,  dated December 28, 1995.(a)
10.1 Lease Agreement dated January 1, 1993 relating to 1875 Dobbins Drive, San Jose, CA.(a)
10.2 Lease Agreement dated October 25, 1993 relating to 1881-1899 Dobbins Drive San Jose CA.(a)
10.3 Lease Agreement dated June 21, 1995 relating to 1565-C Mabury Road,San Jose, CA.(a)
10.4  Touche  Manufacturing Company,  Inc.  Employee  Stock  Ownership  Plan.(a)
10.5 Form of 5% 275,000 in principal amount Secured Convertible Promissory Debenture
10.6 Asset Purchase Agreement dated November 1, 1996 by and among Pen Interconnect, Inc., Touche Electronics,Inc. and TMCI Electronics, Inc.(d)
10.7 Stock Purchase Agreement dated effective as of January 1, 1997 by and among TMCI Electronics, Inc. and the Shareholders of Enterprise Industries, Inc.(e)
10.8 Merger Agreement and Plan of Reorganization by and among TMCI Electronics, Inc., TMCI/Trinity Acquisition Corp., Trinity Electronics, Inc. and Patrick McQuade, dated December 22, 1997.(f)
10.9  Loan and Security Agreement with Fleet Capital Corporation
10.10 Lease Agreement dated  relating to 7500 Tyrone Avenue, Van Nuys
       California (j)
10.11 1995 Stock Option Plan.(a)
10.12 1997 Employee Stock Option Plan(h)
10.13 1997 Employee Stock Purchase Plan (i)
21.0  Subsidiaries of the Registrant.
23.1  Consent of Moore Stephens, P.C.(d)

a.  Incorporated by reference to the Registration Statement on Form SB-2
    (No. 33-80973) as originally filed with the Securities and Exchange Commission (the "SEC") on December 29, 1995 (the "Registration Statement").
b. Incorporated by reference to Amendment No. 1 to the Registration Statement, as filed with the SEC on February 14, 1996.
c. Incorporated by reference to Amendment No. 2 to the Registration Statement, as filed with the SEC on March 4, 1996.
d. Incorporated by reference to Exhibit 1.0 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 1996.
e. Incorporated by reference to Exhibit 2.0 the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 7, 1997.
f. Incorporated by reference to Exhibit 2.0 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 6, 1998.
h. Incorporated by reference to Appendix C to the Definitive Proxy Statement as filed with the SEC on December 3, 1997.
i. Incorporated by reference to Appendix D to the Definitive Proxy Statement as filed with the SEC on December 3, 1997
j.  Available form the Company upon request

TMCI ELECTRONICS, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------



Report of Independent Auditors..................................    F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996....    F-2 - F-3

Statements of Operations for the Years Ended December 31, 1997,
1996 and 1995...................................................    F-4

Statements of Stockholders' Equity for the Years Ended December 31,
1997, 1996 and 1995.............................................    F-5

Statements of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995 ..................................................    F-6 - F-7

Notes to Financial Statements...................................    F-8 - F-25



                    .   .   .   .   .   .   .   .   .   .   .

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of TMCI Electronics, Inc.
  San Jose, California


            We have audited the accompanying consolidated balance sheets of TMCI Electronics, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. We have also audited the combined statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMCI Electronics, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

New York, New York
February 20, 1998

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                  December 31,
                                                              1 9 9 7      1 9 9 6
Assets:
Current Assets:
  Cash                                                     $  312,682   $   145,845
  Accounts Receivable - Net                                 3,950,341     2,526,816
  Inventory                                                 9,721,050     5,170,661
  Prepaid Expenses and Other Current Assets                   182,968       272,587
  Deferred Income Taxes                                       183,376       187,991
  Other Receivables                                                --        63,669
  Notes Receivable - Stockholders                              39,312        10,706
                                                           ----------   -----------

  Total Current Assets                                     14,389,729     8,378,275
                                                           ----------   -----------

Property and Equipment - Net                                6,583,260     3,638,300
                                                           ----------   -----------

Other Assets:
  Notes Receivable - Stockholders                             144,292       155,520
  Due from Stockholder                                        111,984       238,167
  Due from Related Party                                      469,878       473,952
  Other Assets                                                277,439        48,152
  Goodwill                                                  6,766,564     2,549,261
                                                           ----------   -----------

  Total Other Assets                                        7,770,157     3,465,052
                                                           ----------   -----------

  Total Assets                                             $28,743,146  $15,481,627
                                                           ===========  ===========



See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                  December 31,
                                                              1 9 9 7      1 9 9 6
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                    $4,050,925   $ 2,929,242
  Due to Affiliate                                                 --        30,634
  Line of Credit                                            3,856,268       585,000
  Notes Payable                                             2,055,256       796,867
  Promissory Notes to a Stockholder                         1,313,493            --
                                                           ----------   -----------

  Total Current Liabilities                                11,275,942     4,341,743
                                                           ----------   -----------

Long-Term Liabilities:
  Notes Payable - Net of Current Portion                    3,607,877     2,064,273
  Deferred Income Taxes                                       560,180       436,781
                                                           ----------   -----------

  Total Long-Term Liabilities                               4,168,057     2,501,054
                                                           ----------   -----------

  Total Liabilities                                        15,443,999     6,842,797
                                                           ----------   -----------

Commitments and Contingencies                                      --            --
                                                           ----------   -----------

Stockholders' Equity:
  Common Stock,  $.001 Par Value,  25,000,000 Shares
   Authorized,  4,057,758 and 3,499,772 Issued and
   Outstanding as of December 31, 1997 and 1996,
   Respectively                                                 4,057         3,500

  Additional Paid-in Capital                               10,890,233     7,366,659

  Retained Earnings                                         2,404,857     1,268,671
                                                           ----------   -----------

  Total Stockholders' Equity                               13,299,147     8,638,830
                                                           ----------   -----------

  Total Liabilities and Stockholders' Equity               $28,743,146  $15,481,627
                                                           ===========  ===========



See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                             Years ended
                                                            December 31,
                                                   1 9 9 7     1 9 9 6     1 9 9 5
                                                   -------     -------     -------
                                                      [Consolidated]     [Combined]

Sales - Net                                     $38,946,666 $26,139,828 $28,098,919

Cost of Goods Sold                               28,756,048  20,237,746  21,697,135
                                                ----------- ----------- -----------

  Gross Profit                                   10,190,618   5,902,082   6,401,784

Operating Expenses                                8,138,114   5,377,132   4,679,460
                                                ----------- ----------- -----------

  Income from Operations                          2,052,504     524,950   1,722,324
                                                ----------- ----------- -----------

Other Income [Expense]:
  Other Income                                      291,825     189,704      40,394
  Interest Income                                        --      69,742       9,726
  Interest Income - Related Party                    74,756      29,276      29,276
  Interest Expense                                 (598,376)   (323,679)   (615,881)
  Non-Cash Finance Charge                                --    (462,122)   (287,878)
  Gain on Sale of Equipment                           1,241     139,465     109,655
                                                ----------- ----------- -----------

  Total Other [Expense]                            (230,554)   (357,614)   (714,708)
                                                ----------- ----------- -----------

  Income Before Provision for Income Taxes        1,821,950     167,336   1,007,616

Provision for Income Taxes                          685,764      18,999     534,200
                                                ----------- ----------- -----------

  Net Income                                    $ 1,136,186 $   148,337 $   473,416
                                                =========== =========== ===========

Basic Earnings Per Share                        $       .31 $       .05 $       .25
                                                =========== =========== ===========

Weighted Average Number of Shares                 3,627,582   2,865,445   1,893,600
                                                ----------- ----------- -----------

Diluted Earnings Per Share:
  Incremental Shares from Assumed Conversion of
   Options and Warrants                             387,362     332,154          --
                                                ----------- ----------- -----------

Adjusted Weighted Average Shares                  4,014,944   3,197,599   1,893,600
                                                =========== =========== ===========

Diluted Earnings Per Share                      $       .28 $       .05 $       .25
                                                =========== =========== ===========





See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                         Common Stock      Additional                   Total
                                      Number of              Paid-in     Retained   Stockholders'
                                        Shares    Amount     Capital     Earnings       Equity
                                      --------   --------   ----------   ---------   -----------
Balance - December 31, 1994
  [Combined]                           600,000   $    600   $  279,829   $ 676,610   $  957,039

  Finance Charge Incurred on Bridge
   Notes Payable                            --         --      750,000          --      750,000

  Net Income for the Year Ended
   December 31, 1995                        --         --           --     473,416      473,416
                                      --------   --------   ----------   ---------   ----------

  Balance - December 31, 1995
   [Combined]                          600,000        600    1,029,829   1,150,026    2,180,455

  Issuance of Common Stock in
   Connection with Exchange of
   Shares under Common Control         594,880        595         (595)         --           --

  Issuance of Common Stock to
   Former Convertible Debt Holders     298,720        299      165,927          --      166,226

  Issuance of Common Stock to
   Bridge Lenders                      400,000        400         (400)         --           --

  Transfer of Subchapter S Retained
   Earnings of Acquired Company to
   Additional Paid-in Capital               --         --       29,692     (29,692)          --

  Net Proceeds from Initial Public
   Offering and Issuance of Common
   Stock                             1,472,000      1,472    5,742,340          --    5,743,812

  Issuance of Common Stock in
   Connection with Acquisition         134,172        134      399,866          --      400,000

  Net Income for the Year Ended
   December 31, 1996                        --         --           --     148,337      148,337
                                      --------   --------   ----------   ---------   ----------

  Balance - December 31, 1996
   [Consolidated]                    3,499,772      3,500    7,366,659   1,268,671    8,638,830

  Issuance of Common Stock in
   Connection with Acquisitions        501,099        501    2,499,499          --    2,500,000

  Issuance of Common Stock in
   Connection with Settlement          137,390        137    1,023,994          --    1,024,131

  Cancellation of Common Stock in
   Connection with Settlement          (80,503)       (81)          81          --           --

  Net Income for the Year Ended
   December 31, 1997                        --         --           --   1,136,186    1,136,186
                                      --------   --------   ----------   ---------   ----------

  Balance - December 31, 1997
   [Consolidated]                    4,057,758   $  4,057  $10,890,233  $2,404,857   $13,299,147
                                     =========   ========  ===========  ==========   ===========

See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                            Years ended
                                                                            December 31,
                                                                 1 9 9 7      1 9 9 6     1 9 9 5
                                                                 -------      -------     -------
                                                                    [Consolidated]     [Combined]
Operating Activities:                                               --------------     ----------
  Net Income                                                   $ 1,136,186 $   148,337 $   473,416
                                                               ----------- ----------- -----------
  Adjustments to Reconcile Net Income to
   Net Cash [Used for] Provided by Operations:
   Depreciation and Amortization                                 1,453,057     839,724     702,056
   Deferred Income Taxes                                           128,014     (15,465)    201,272
   [Gain] on Sale of Equipment                                      (1,241)   (139,465)         --
   Amortization of Deferred Loan Fees                                   --      28,500     114,000
   Non-Cash Finance Charge                                              --     462,122     287,878
   Provision for Bad Debts                                          67,077      85,000          --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                          (885,329)  1,991,543  (1,855,640)
     Inventory                                                  (3,881,696) (1,275,095)   (800,439)
     Prepaid Expenses                                              (48,812)   (130,027)   (104,192)
     Other Receivables                                                  --     (63,669)         --
     Interest Income on Notes Receivable - Stockholder             (41,195)     (6,134)         --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                         466,548  (2,397,500)  2,087,105
     Income Taxes Payable                                          478,150    (258,168)    179,145
                                                               ----------- ----------- -----------

   Total Adjustments                                            (2,265,427)   (878,634)    811,185
                                                               ----------- ----------- -----------

  Net Cash - Operating Activities - Forward                     (1,129,241)   (730,297)  1,284,601
                                                               ----------- ----------- -----------

Investing Activities:
  Repayments from and [Advances] to Stockholder                    150,000     (29,276)         --
  Purchase of Other Assets                                        (277,034)    (18,722)         --
  Advances Note Receivable - Stockholders                               --    (128,794)   (170,370)
  Incorporation Fees                                                    --          --         354
  Purchase of Equipment                                           (664,740) (1,114,964)   (343,956)
  Proceeds from Sale of Equipment                                    4,000     197,650          --
  Purchase of Businesses - Net of Cash Acquired                 (2,222,288) (2,074,292)         --
  Advance Under Note Receivable                                         --      98,989       8,698
  Repayments from Related Party                                     67,743       4,914          --
                                                               ----------- ----------- -----------

  Net Cash - Investing Activities - Forward                    $(2,942,319)$(3,064,495)$  (505,274)




See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                             Years ended
                                                            December 31,
                                                   1 9 9 7     1 9 9 6     1 9 9 5
                                                   -------     -------     -------
                                                      [Consolidated]     [Combined]

  Net Cash - Operating Activities - Forwarded   $(1,129,241)$  (730,297)$ 1,284,601
                                                ----------- ----------- -----------

  Net Cash - Investing Activities - Forwarded    (2,942,319) (3,064,495)   (505,274)
                                                ----------- ----------- -----------

Financing Activities:
  Proceeds from Public Offering                          --   6,036,798          --
  Advances Under Line of Credit                   4,672,732   2,684,742      51,513
  Repayments of Line of Credit                   (1,454,597) (3,744,318)         --
  Proceeds of Notes Payable                       4,359,518   2,018,190     137,085
  Repayment of Bridge Loans                              --  (1,000,000)         --
  Repayment of Note Payable                      (3,339,256) (2,021,705)   (625,827)
  Repayment of Capital Lease Obligations                 --    (734,742)   (251,886)
  Payments of Deferred Offering Costs                    --          --    (292,986)
  Proceeds from Bridge Loans                             --          --   1,000,000
  Advance from Affiliates                                --          --    (100,182)
  Other                                                  --          --     (11,288)
                                                ----------- ----------- -----------

  Net Cash - Financing Activities                 4,238,397   3,238,965     (93,571)
                                                ----------- ----------- -----------

  Net [Decrease] Increase in Cash                   166,837    (555,827)    685,756

Cash - Beginning of Years                           145,845     701,672      15,916
                                                ----------- ----------- -----------

  Cash - End of Years                           $   312,682 $   145,845 $   701,672
                                                =========== =========== ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the years for:
   Interest                                     $   563,658 $   316,567 $   578,492
   Income Taxes                                 $   159,920 $   468,419 $   156,707

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
  The following table sets forth property and equipment costs which were completely financed through equipment contracts:

                                                $ 2,496,925 $   643,451 $   124,035

  See Note 4 with respect to the purchase of businesses.

  See Note 14 for information on related party transactions.

  In November 1995, the Company incurred a non-cash finance charge of $750,000 in connection with bridge financing, of which $462,122 and $287,878 was charged to operations at December 31, 1996 and 1995, respectively [See Note 13].

  See Note 2 for information about the exchange of shares.

See Notes to Financial Statements.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------




[1] Financial Statement Presentation, Organization and Nature of Operations

The financial statements presented include the results of operations of the parent company, TMCI Electronics, Inc. ["TMCI"], and its wholly-owned subsidiaries, Touche Manufacturing, Inc. ["Touche"], Touche Electronics, Inc. ["TEI"], Enterprise Industries, Inc. ["Enterprise" or "EII"] and Trinity Electronics, Inc. ["Trinity"] [collectively, the "Company"]. The Company's revenues are predominately generated from the manufacture and sale of custom-fabricated metal enclosures for manufacturers of computers, telecommunications equipment, semiconductor manufacturing test equipment and medical test equipment. The Company also assembles and installs wire cable harnesses used in custom-fabricated metal enclosures for manufacturers of computers, telecommunications test equipment and medical test equipment. The Company sells to original equipment manufacturers primarily located in the Silicon Valley, California area.

All significant intercompany amounts have been eliminated for all periods presented.

[2] Basis of Presentation

The combined financial statements for the period ended December 31, 1995 give retroactive effect to the acquisition by TMCI of all of the outstanding common stock of TEI [an S corporation] and Touche on March 5, 1996. The financial statements of the Company are presented on a consolidated basis commencing as of such date. The separate results of TEI and Touche have been combined on an as-if pooling basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 27,280 shares of the Company's common stock to the stockholders of TEI, and 567,600 shares of the Company's common stock to the stockholders of Touche. Additionally, the S corporation equity section of TEI has been reclassified to additional paid-in capital. No adjustment of assets to "fair value" had been recorded and all intercompany balances and transactions were eliminated. The accompanying combined financial statements for 1995 became the historical financial statements upon issuance of financial statements subsequent to March 5, 1996.

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

Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. At December 31, 1997 and 1996, there were no cash equivalents.

Inventory - Inventory is recorded at the lower of cost or market. Cost, which includes materials, labor and overhead, is determined using the first-in, first-out method. The Company reviews inventory items and charges earnings if it is determined that such inventory has become obsolete. During the years ended December 31, 1997, 1996 and 1995, the Company charged $78,000, $40,000 and $-0-, respectively.

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

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[3] Summary of Significant Accounting Policies [Continued]

Goodwill Amortization - Goodwill is amortized utilizing the straight-line method over a period of 15 years. Total accumulated amortization as of December 31,1997 and 1996 was $275,198 and $27,593, respectively.

Deferred Loan Costs - Deferred loan costs have been amortized over the term of the loan using the straight-line method which approximates the interest method.

Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

The 1995 weighted average number of shares gives retroactive effect for the shares issued in the business combination [See Note 2].

Securities that could potentially dilute earnings per share in the future are disclosed in Note 22.

Advertising - The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to $15,613, $18,316 and $11,874 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[3] Summary of Significant Accounting Policies [Continued]

Impairment - Certain long-term assets of the Company, including goodwill, are reviewed when changes in circumstances warrant as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value.

Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with high credit quality financial institutions located in the western United States.

The Company periodically has money in financial institutions that is subject to normal credit risk beyond insured amounts. This credit risk, representing the excess of the bank's deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance, amounted to approximately $490,000 and $191,000 at December 31, 1997 and 1996, respectively.

The Company's extension of credit to its customers, which are primarily located in the Silicon Valley, California, results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers, but routinely assesses the financial strength of its customers. Based upon factors surrounding the credit risk of its customers and the Company's historical collection experience, an allowance for uncollectible accounts amounting to $160,356 and $93,279 has been established at December 31, 1997 and 1996, respectively. The Company believes that its accounts receivable credit risk exposure beyond such allowance is limited. Such assessment may be subject to change in the near term.

The Company had sales to two unrelated customers in the computer industry approximating $5,494,000, $4,548,000 representing 14% and 12%, respectively, of the Company's total net sales for the year ended December 31, 1997. The Company had sales to three unrelated customers in the computer industry approximating $7,404,000, $6,285,000 and $3,487,600 representing 28%, 24% and 13%, respectively, of the Company's total net sales for the year ended December 31, 1996. For the year ended December 31, 1995, sales to these three unrelated customers approximated $9,273,000, $5,058,000 and $5,339,000 representing 33%, 18% and 19%, respectively. The loss of one or more of these customers may have a severe impact on the Company in the near term.

Reclassifications - Previously, the Company classified as operating expenses certain overhead items relating to inventory and cost of goods sold. Commencing in 1997, the Company is classifying all overhead items into costs of goods sold, and prior year cost of sales amounts have been reclassified to reflect this change. As a result of this reclassification, cost of goods sold increased in the approximate amount of $3,146,000 and $1,705,000 for the years ended 1996 and 1995, respectively. Such change had no effect on previously reported net income or earnings per share. Certain other items in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[4] Business Acquisitions

[A] Trinity Electronics, Inc. - On December 22, 1997, the Company completed the merger of Trinity Electronics, Inc., a California corporation ["Trinity"] with and into TMCI/Trinity Acquisition Corp., a wholly owned subsidiary of the Company [the "Merger"].The merger agreement is effective as of October 1, 1997. The Company paid a total consideration of $4,290,000 in connection with the Merger, including $1,000,000 in cash, $1,000,000 in a promissory note due March 9, 1998, $290,000 in a promissory note due January 4, 1998 and $2,000,000 in common stock of the Company resulting in the issuance of 404,539 shares of the common stock of the Company. The common stock issued in connection with the Merger is being held in escrow as security for the representations and warranties of Trinity and the sole shareholder of Trinity and as security for the performance of the sole shareholder of Trinity of his obligations pursuant to the Employment Agreement [See Note 16] entered into in connection with the Merger. The Company acquired assets of approximately $962,000 and assumed certain liabilities of approximately $255,000. The acquisition was accounted for utilizing the purchase method and the operations of the new division are included in the Company's results of operations from October 1, 1997. Goodwill of approximately $3,583,000 was recorded in connection with the transaction which is being amortized utilizing the straight-line method over a period of 15 years. Amortization expense of $61,749 was recorded for the period ended December 31, 1997 and accumulated amortization amounted to $61,749 at December 31, 1997.

[B] Enterprise Industries, Inc. - On January 24, 1997, the Company acquired 100% of the outstanding shares of capital stock of Enterprise Industries, Inc. ["Enterprise"], a North Hollywood, California based metal stamping manufacturing business for a total purchase price of $1,500,000, consisting of $1,000,000 in cash and the issuance of 96,560 shares of the Company's common stock. The common stock issued in connection with the acquisition is being held in escrow for a period of two years pending any final adjustments and unrecorded items with respect to the book value of Enterprise's assets and liabilities as well as certain representations and warranties made by the seller as defined in the agreement. Any final adjustments would be recorded against goodwill. The Company utilized the purchase method and acquired assets of approximately $1,623,000 and assumed liabilities of approximately $323,000 resulting in goodwill of approximately $274,000. The goodwill is being amortized utilizing the straight-line method over a period of 15 years. Amortization expense of $18,267 was recorded for the period ended December 31, 1997 and accumulated amortization amounted to $18,267 at December 31, 1997. At the same time, the Company entered into an employment contract with the President of Enterprise [See Note 16].

     [C] Pen Interconnect, Inc. - Effective November 1, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Pen Interconnect, Inc.'s San Jose Division [a manufacturer of wire cable harnesses] for a purchase price of $3,300,000. The Company acquired assets of approximately $1,309,000 and assumed certain liabilities of $372,000. The consideration paid consisted of $2,000,000 in cash, $900,000 in promissory notes and 134,172 shares of TMCI common stock with an agreed-upon guaranteed value of $400,000 at the date of acquisition of which 80,503 shares were held in escrow subject to the outcome of an earn out agreement entered into between the Company and Pen Interconnect, Inc. The promissory notes in the amount of $900,000 were subsequently exchanged for 132,023 shares of the Company's common stock in connection with the settlement. See following discussion on the exchange of the promissory notes for common stock and cancellation of common shares below. The acquisition was accounted for utilizing the purchase method and the operations of the new division are included in the Company's results of operations from November 1, 1996. Goodwill of approximately $2,577,000 [of which approximately $214,000 was for legal and accounting costs directly related to the acquisition] was recorded in connection with the transaction which is being amortized utilizing the straight-line method over a period of 15 years. In addition, during December 1997, $142,412 was recorded as an adjustment to goodwill as a result of the settlement discussed below. Amortization expense of $167,589 and $27,593 was recorded for the period ended December 31, 1997 and 1996, and accumulated amortization amounted to $195,182 and $27,593 at December 31, 1997 and 1996, respectively.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------




[4] Business Acquisitions [Continued]

[C] Pen Interconnect, Inc. [Continued] - On December 5, 1997, the Company settled its outstanding litigation with Pen Interconnect, Inc. ["Pen"] relating to the asset purchase agreement entered into on November 1, 1996 [the "Agreement"] pursuant to which the Company purchased certain assets from Pen. The litigation involved a claim by the Company that the inventory purchased pursuant to the Agreement had a value of $716,249 rather than the $1,596,905 value given to the inventory in the Agreement. As consideration for release of the claim by the Company, Pen cancelled its earn out agreement [the "Earn Out Agreement"] that the Company entered into on November 1, 1996 in connection with the Agreement. Among other things, cancellation of the Earn Out Agreement resulted in the cancellation of 80,503 shares of the common stock of the Company issued to Pen and in the cancellation of the ability of Pen to receive an additional $600,000 in consideration based on the performance of the division sold to the Company pursuant to the Agreement. In addition, Pen cancelled approximately $900,000 in principal amount and approximately $85,000 in accrued interest on two notes [the "Notes"] issued in connection with the Agreement. Further, Pen released Rolando Loera, the Chief Executive Officer of the Company from the personal guaranty that he gave on the Notes and terminated an action that it filed in the Superior Court of Santa Clara County California to enforce said guaranty. Finally, Pen agreed to cooperate with the Company in obtaining an audit of the division of Pen acquired by the Company so that the Company could file the necessary financial statements with the Securities and Exchange Commission.

In connection with the settlement of its claim, the Company delivered 132,023 shares of its common stock in exchange for the cancellation of the Notes. In addition, the Company released from escrow 53,669 shares that it had been holding as security for the representations and warranties made by Pen in the Agreement. Further, the Company delivered to Pen an additional 5,367 shares of its common stock in satisfaction of its obligation to issue additional common stock for the collection of the accounts receivable in the Agreement. Finally, the Company waived certain additional claims with respect to approximately $77,000 in other undisclosed liabilities.

     The following pro forma unaudited information presents the results of the combined operations of TMCI Electronics, Inc., Enterprise, Trinity and San Jose Division of Pen Interconnect, Inc., treating all as if they were a subsidiary of TMCI Electronics, Inc. for the entire years ended December 31, 1997 and 1996 with pro forma adjustments as if the acquisition had been consummated as of the beginning of 1996. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1996 and 1997 or results which may occur in the future.

                                                Year ended
                                                December 31,
                                             1 9 9 7    1 9 9 6

Total Revenues                           $ 42,292,876 $38,534,769
Net Income                               $  1,371,614 $   634,049
Net Income Per Share - Basic             $        .35 $       .16
Net Income Per Share - Diluted           $        .32 $       .16

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[5] Inventory

Inventory consisted of the following:
                                                      December 31,
                                                   1 9 9 7     1 9 9 6

Raw Materials                                   $ 6,231,925 $ 3,015,968
Work-in Process                                   2,409,901   1,465,951
Finished Goods                                    1,079,224     688,742
                                                ----------- -----------

  Totals                                        $ 9,721,050 $ 5,170,661
  ------                                        =========== ===========

[6] Notes Receivable - Stockholders

During 1996, the Company had advanced $166,226 to three stockholders bearing interest at 10% with a 10 year amortization period commencing December 1, 1997. During the year ended December 31, 1997, the Company recorded $17,378 in interest income and the total advances increased to $183,604.

[7] Property and Equipment and Depreciation

Property and equipment is comprised of the following:

                                                      December 31,
                                                   1 9 9 7     1 9 9 6

Machinery and Equipment                         $ 8,341,241 $ 5,036,652
Furniture and Fixtures                              992,909     620,838
Transportation Equipment                            268,525     223,397
Leasehold Improvements                              451,608     117,699
                                                ----------- -----------

Totals                                           10,054,283   5,998,586
Less:  Accumulated Depreciation                   3,471,023   2,360,286

  Totals                                        $ 6,583,260 $ 3,638,300
  ------                                        =========== ===========

     Depreciation expense amounted to $1,205,452, $812,131 and $702,056 for the years ended December 31, 1997, 1996 and 1995, respectively.

[8] Due from Related Party

     The Company- has amounts due from an entity controlled by the majority stockholder of the Company with interest to 10% per annum. At December 31, 1997 and 1996, the balance due the Company amounted to $469,878 and $473,952, respectively. Interest income on these amounts approximated $35,000 for each of the years ended December 31, 1997, 1996 and 1995.

[9] Due from Stockholder - Noncurrent

The December 31, 1997 and 1996 balance due from stockholder is comprised of two unsecured promissory notes due on demand from the Company's president. Each of the notes call for interest payable at 10% per annum. Interest income on these amounts approximated $20,000 for each of the years ended December 31, 1997, 1996 and 1995. The cumulative balance outstanding of these notes was $111,984 and $238,167 at December 31, 1997 and 1996, respectively.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[10] Lines of Credit

     In June 1997, the Company renewed and re-negotiated a new credit agreement with its bank. The new credit agreement increased the Company's lines of credit to $5,500,000, increased its term debt by $2,000,000, and allowed the Company to refinance its existing long-term debt obligations based on a reduced interest rate. The new and existing credit facilities bear interest at rates ranging from prime plus .50% to prime plus .25%, are collateralized by all corporate assets and have been used to pay off the former line of credit and other debt aggregating approximately $3,200,000. The available portion of the line of credit was $-0- [based upon eligible accounts receivable] at December 31, 1997. This new credit agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. Effective December 31, 1997, the Company was not in compliance with certain covenants with its bank and subsequently cured such defaults as a result of the Company's refinancing of the line [See Note 23]. The line of credit contained negative covenants among other provisions, requiring the consent for the disposition of assets, acquisition or merger of any business, guaranty of any third party obligations, capital restructure, and any distributions or payment of any dividends in cash or in stock. The weighted average interest rate on short-term borrowings at December 31, 1997 and 1996 was 9.24 percent and 11.3 percent, respectively.

[11] Notes Payable

Notes payable consist of the following:

                                                                                       December 31,
                                                                                   1 9 9 7      1 9 9 6
Notes  payable  to  financial  institution  with  monthly  payments  of  $55,168 including  principal  and interest at .25% above prime,  maturing  November 1,
  2001, collateralized by all corporate assets                                    $1,914,815   $1,691,747

Promissory notes to a stockholder [the former owner of Trinity] in the amount of
 $1,313,493  bearing interest at 9% per annum; maturing in April 1998 and March
 1998; unsecured.                                                                  1,313,493           --

Bridge loan to financial  institution;  bears  interest at 10.5%;  refinanced  in
  February 1998; collateralized by equipment; [See Note 22].                       1,000,000           --

Notes  payable  to  financial  institution  with  monthly  payments  of  $20,061 principal and interest bearing interest at prime plus .25%;  maturing November
  2001; collateralized by machinery and equipment.                                   696,593           --

Notes payable to  financial  institution  with  monthly  payments of $4,675 with interest only at 8.75% until January 1998 convertible into term debt; maturing
  August 2002; collateralized by machinery and equipment.                            620,520           --

Note payable to financial  institution with monthly payments of $12,381 interest only;  bearing  interest  at prime  plus .25%;  convertible  into term debt in
  January 1998; maturing August 2002, collateralized by machinery.                   594,294           --
                                                                                  ----------   ----------
Totals - Forward                                                                  $6,139,715   $1,691,747


TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[11] Notes Payable [Continued]
                                                                                         December 31,
                                                                                    1 9 9 7      1 9 9 6

Totals - Forwarded                                                                $6,139,715   $1,691,747

Note payable to financing company with monthly payments of $12,435 principal and interest; bearing interest at 8.7%; maturing May 2002;
  collateralized by machinery.                                                       540,326           --

Note payable to a financing company with monthly payments of $5,461;
  bearing interest at 11.2%; maturing February 2001; collateralized by
  equipment.                                                                         168,209           --

Note payable to financial institution with monthly payments of $4,181 principal and interest bearing interest at 9.5% per annum; maturing
  May 2001; collateralized by machinery and equipment.                               128,376           --

Note payable to financial  institution with monthly payments of $6,293 including principal and interest at 8.35% per annum; matures March 2001;  collateralized
  by machinery and equipment                                                              --      269,393

Promissory  notes in the amounts of $500,000 and $400,000  issued in  connection with the  acquisition  of the cable  company,  bears interest at the prime rate plus .5% with monthly  payments of $33,276,  exchanged for common stock of the
  Company in November 1997 [See Note 4C]                                                  --      900,000

Totals                                                                             6,976,626    2,861,140
Less: Current Portion including Prommissory Note to a Stockholder                  3,368,749      796,867
                                                                                  ----------   ----------

  Noncurrent Portion                                                              $3,607,877   $2,064,273
  ------------------                                                              ==========   ==========

The prime rate was 8.50% at December 31, 1997.

Current maturities on long-term debt at December 31, 1997 are as follows:

December 31,
   1998                             $ 3,368,749
   1999                               1,129,854
   2000                               1,147,843
   2001                               1,033,239
   2002                                 296,941
   Thereafter                                --
                                    -----------

   Total                            $ 6,976,626
   -----                            ===========

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------


[12] Bridge Notes Payable

     In November and December 1995, the Company borrowed an aggregate of $1,000,000 in bridge loans, as evidenced by four promissory notes of $250,000 each bearing a rate of eight percent [8%] simple interest. The loans matured on the consummation of the public offering of the Company's securities [See Note 17C]. As additional consideration, solely for making the loans, the Company granted the lenders the right to receive an aggregate of 200,000 units ["Bridgeholder's Units"]. Each Bridgeholder's Unit consists of (i) two shares of Common Stock, (ii) two Class A Redeemable Common Stock Purchase Warrants ["Class A Warrants"] and (iii) two Class B Redeemable Common Stock Purchase Warrants ["Class B Warrants"]. The Company valued these units at $3.75 per unit taking into consideration restrictions imposed on the holders of the Bridge Units as to the salability of the units issued. The Company accounted for the $750,000 value of the Bridgeholder's Units as debt issue costs which were amortized by the straight-line method which approximates the interest method over the life of the promissory notes. For the year ended December 31, 1996 and 1995, amortization of $462,122 and $287,878, respectively, of such costs are reflected in the statements of operations.

[13] Income Taxes

Commencing March 5, 1996, the Company filed its tax returns on a consolidated basis with all of its subsidiaries. Prior to March 5, 1996, TMCI and Touche filed separate Subchapter C corporation tax returns and TEI was taxed under the provisions of Subchapter S of the Internal Revenue Code.

Deferred  income  taxes  reflect  the  tax   consequences  on  future  years  of
differences between the tax bases of assets and liabilities and their financial reporting amounts.

The components of the provision for income taxes are as follows:

                                                        December 31,
                                            ------------------------
                                               1 9 9 7     1 9 9 6     1 9 9 5
                                               -------     -------     -------
Current Tax Expense:
  Federal                                   $  554,581  $  126,644  $  354,200
  State                                          3,200      10,120      66,900
                                            ----------  ----------  ----------

  Totals                                       557,781     136,764     421,100
  Less: Benefit of Net Operating Loss Carryforward  --    (102,300)    (86,100)
                                            ----------  ----------  ----------

  Total Current Provision                      557,781      34,464     335,000
                                            ----------  ----------  ----------

Deferred:
  Federal                                       93,748      40,658     203,800
  State                                         34,235     (56,123)     (4,600)
                                            ----------  ----------  ----------

  Total Deferred Provision                     127,983     (15,465)    199,200
                                            ----------  ----------  ----------

  Total Provision for Taxes                 $  685,764  $   18,999  $  534,200
  -------------------------                 ==========  ==========  ==========

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[13] Income Taxes [Continued]

The components of the deferred tax liability are as follows:

                                                             December 31,
                                                          1 9 9 7      1 9 9 6
Deferred Tax Asset:
  Alternative Minimum Tax Credits                       $   29,626  $   59,717
  Bad Debt Allowance                                        63,876      37,441
  Inventory Capitalization                                  30,746      21,230
  Unused State Tax Credit                                   59,128      69,603
                                                        ----------  ----------

  Deferred Tax Asset - Current                             183,376     187,991

Deferred Tax Liabilities:
  Excess Tax Over Book Accumulated Depreciation -
  Non-Current                                             (560,180)   (436,781)

  Net Deferred Tax Liabilities                          $ (376,804) $ (248,790)
  ----------------------------                          ==========  ==========

A reconciliation between the Company's effective tax rate and the U.S. statutory rate follows:

                                             1 9 9 7    1 9 9 6     1 9 9 5
                                             -------    -------     -------

U.S. Statutory Rate Applied to Pretax Income    34%        34%          34%
State Tax Provision - Net of Federal Tax Benefit 5          6            6
Effect of S Corporation Operations              --         13            2
Net Operating Loss Carryforward                 --        (42)          --
Other                                           (1)        --           11
                                             -----      -----       ------

  Total Effective Tax Rate                      38%        11%          53%
  ------------------------                   =====      =====       ======

As of December 31, 1996, the Company utilized the remaining balance of its net operating loss carryforward as an offset to its federal and state income tax expense.

[14] Related Party Transactions

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

In addition to acting as Chairman, President and Chief Executive Officer of the Company, Rolando Loera is also the sole owner of Touche Properties, Inc. ["TPI"], a real estate company which owns and leases the real property located at 1881-1899 Dobbin Drive [the "Property"] to TEI and Touche, two wholly-owned subsidiaries of the Company. The rent payments made by TEI and Touche to TPI amounted to approximately $576,144, $576,144 and $477,640 for the years ended 1997, 1996 and 1995, respectively.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------


[15] Employee Stock Purchase Plan, Employees' Stock Ownership Plan and Employees' Defined Contribution Plan

The Board of Directors adopted the Company's 1997 Employee Stock Purchase Plan effective December 1, 1997 approved by the stockholders on December 22, 1997. Under such plan, employees of the Company, including executive officers may defer up to 20% of their annual compensation for the purchase of common stock of the Company at a price of 85% of the fair market value of the common stock on the date of issuance. The plan provides for the issuance of up to 250,000 shares.

TMCI has a Noncontributory Employees' Stock Ownership Plan ["the Plan"] covering all full-time employees who have met certain service requirements. It provides for discretionary contributions by TMCI as determined annually by the directors and stockholders. As of December 31, 1997 and 1996, the Plan owned approximately
 .7% and .8%, respectively, of TMCI's outstanding shares.

The Company has a voluntary 401(k) savings plan covering all eligible employees. The Company matches up to 5% of all contributions on a discretionary basis and each employee vests 100% over 7 years. The Company's contributions which were charged to expense for the years ended December 31, 1997, 1996 and 1995 were $4,026, $5,036 and $1,945, respectively.

[16] Commitments and Contingencies

Construction Contract - In December 1997, Enterprise entered into a construction contract in the amount of $488,532 to demolish and remove an existing building and to construct an addition to its primary facility. Enterprise anticipates that the contract will be paid with cash generated from operations.

Operating Leases - The Company leases its production and administrative facilities. This obligation extends through April 2013. Annual rental increases on each January 1st shall be adjusted per the average annual Consumer Price Index - San Francisco/Oakland/San Jose Metropolitan Area. Beginning on May 1, 2003 and continuing through the remaining lease term, the base rent will be the prevailing market rate.

A portion of the Company's production and administrative facilities are leased from an affiliate, Touche' Properties, Inc. which is 100% owned by the Company's sole stockholder. The leases commenced in November 1993 and November 1996 and expire in November 2013. In addition, the Company's newly acquired wholly-owned subsidiary, Trinity will be entering into a new lease agreement with Touche Properties, Inc. The agreement has not been drafted nor executed as of February 20, 1998 and accordingly, the below future minimum lease payments do not include such payments in the related party leases.

Minimum lease payments for the next five years and thereafter [not including the CPI increases] are:

                             Related Party  Third Party
                                Leases        Leases

1998                        $   576,144    $ 1,125,227
1999                            576,144      1,104,045
2000                            576,144      1,104,045
2001                            576,144        950,160
2002                            576,144        950,160
Thereafter                    6,289,572      8,766,840
                            -----------    -----------

  Totals                    $ 9,170,292    $14,000,477
  ------                    ===========    ===========

Total rent expense amounted to $1,901,356, $1,038,626 and $730,417 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company has minimum future sublease rental income due in the amount of $45,000 in 1998.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------




[16] Commitments and Contingencies [Continued]

Employment Agreements - In connection with the merger of Trinity Electronics, Inc. with and into a wholly owned subsidiary of the Company, TMCI/Trinity Acquisition Corp. ["New Trinity"] entered into an employment agreement with the President of Trinity Electronics, Inc. and New Trinity [the "Trinity Employment Agreement"]. The Trinity Employment Agreement calls for the president of New Trinity to serve in that capacity for five years at an annual salary of $150,000 per year with an annual bonus [payable in quarterly installments] of not less than $25,000 per year. In addition to other benefits offered to all employees, the president of New Trinity shall receive an auto allowance of $1,450 per month. In the event of voluntary termination by the president of New Trinity or termination for cause or malfeasance as defined in the employment agreement, then the president of New Trinity is subject to a covenant not to compete, as more fully detailed in the employment agreement, for the shorter of (i) two years from the date of termination of employment or (ii) five years from the effective date of the employment agreement.

In connection with the acquisition of all of the outstanding shares of Enterprise, a California corporation, the Company entered into an employment agreement with the chief executive officer of Enterprise [the "Enterprise Employment Agreement"]. The Enterprise Employment Agreement calls for the chief executive officer of Enterprise to serve in that capacity for a term of five years starting at an annual salary of $50,000 and increasing in increments to $105,000 by the year 2001 with an annual bonus of 1% of sales of Enterprise and a 10% earn out provision as defined in the agreement. The agreement is terminable at the will of either party. In addition, to other benefits offered to all employees, the chief executive officer of Enterprise shall receive an auto allowance of $550 per month. In the event of termination other than for cause or malfeasance, as defined, by the Company, then the chief executive officer shall receive $100,000 if termination occurs in the first year, $75,000 if termination occurs in the second year, and $50,000 if termination occurs in the third, fourth or fifth years.

The Company has entered into an employment agreement ["Agreement] dated as of December 28, 1995 with its president. The term of employment commenced on March 5, 1996, the effective date of the public offering and will expire on the fifth anniversary thereof. The annual salary under the Agreement is $225,000. The term of employment will be automatically extended for an additional five year term in the absence of notice from either party. This salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary and performance increases as may be determined by the Board of Directors except that during the first three years following the effective date, his salary may not exceed $225,000. The Agreement provides that during the initial three years of the term of employment, an annual bonus of $100,000 will be awarded to the president. The 1997 and 1996 bonus was relinquished by the President. Bonuses during the remainder of the term of employment will be at the discretion of the Board of Directors.

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

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------




[17] Stockholders' Equity

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

[F] 1997 Stock Option Plan -The Board of Directors adopted the Company's 1997 Stock Option Plan, effective December 1, 1997, approved by the stockholders on December 22, 1997. Under such plan, key employees and officers and consultants of the Company may be granted options to purchase shares of the Company's Common Stock at their fair market value on the date of grant. The plan provides for an aggregate of 1,000,000 options. There were no options granted as of December 31, 1997.

Any future awards will be determined by the Board of Directors or a Committee established by the Board.

1995 Stock Option Plan - The Company has adopted a stock option plan, effective December 22, 1995. Under such plan, key employees and officers and consultants of the Company will be granted options to purchase shares of the Company's common stock at their fair market value on the date of grant. The plan provides for an aggregate of 500,000 options. On December 22, 1995, the Company's president was granted options to purchase 100,000 shares of common stock at $3.75 per share. The options vest two years from the date of grant and will expire in December 2005. The Plan also permits stock appreciation rights to be granted in tandem with options.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------


[17] Stockholders' Equity [Continued]

[F] 1995 Stock Option Plan [Continued] - A summary of the activity under the plan is as follows:

                                                        Weighted Average
                                                            Remaining       Weighted-
                                                           Contractual       Average
                                                    Shares     Life       Exercise Price
                                                   --------    --------    ----------
Balance - December 31, 1994                            --

Granted                                             100,000    10 Years     $  3.75
Exercised                                                --
Forfeited/Expired                                        --
                                                  ---------

  Outstanding - December 31, 1995                   100,000    10 Years     $  3.75
  -------------------------------

Granted                                                  --
Exercised                                                --
Forfeited/Expired                                        --
                                                  ---------

  Outstanding - December 31, 1996                   100,000     9 Years     $  3.75
  -------------------------------

Granted                                             324,500    10 Years     $  4.88
Exercised                                                --
Forfeited/Expired                                        --
                                                  ---------

  Outstanding - December 31, 1997                   424,500    9.1 Years    $  4.61
  -------------------------------                 =========

  Exercisable - December 31, 1997                   391,166    9.2 Years    $  4.69
  -------------------------------                 =========

The weighted-average fair value of options granted during the year ended December 31, 1997 and 1996 was $2.79 and $2.77, respectively.

No compensation cost was recognized in the periods presented. Had compensation cost for the Company's stock options issued to employees been determined based per share upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards ["SFAS"] No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic earnings per share would have been decreased, on a pro forma basis, by approximately $344,900 or $.10 per share and $138,500, or $.05 per share for the years ended December 31, 1997 and 1996, respectively, which is based upon the amortization of the 1997 and 1995 fair value. The effect on 1995 earnings was immaterial. The fair value of stock options granted to employees used in determining the pro forma amounts is estimated at $904,000 and $277,000 during 1997 and 1995 using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:
                                                        December 31,
                                            ------------------------
                                               1 9 9 7     1 9 9 6     1 9 9 5
                                               -------     -------     -------

Risk-free Interest Rate                         6.00%        N/A        5.87%
Expected Life                                  6 Years       N/A       6 Years
Expected Volatility                            52.57%        N/A       82.07%
Expected Dividends                              None        None        None

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------


[17] Stockholders' Equity [Continued]

[F] 1995 Stock Option Plan [Continued] - Net income and net earnings per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                                      December 31,
                                                   1 9 9 7     1 9 9 6
Net Income:
  As Reported                                   $ 1,136,186 $   148,337
  Pro Forma                                     $   791,286 $     9,837

Basic Earnings Per Share:
  As Reported                                   $       .31 $       .05
  Pro Forma                                     $       .22 $        --

Diluted Earnings Per Share:
  As Reported                                   $       .28 $       .05
  Pro Forma                                     $       .20 $        --

The Company has agreed to sell to its underwriter, or their designees, for an aggregate purchase price of $128, an option ["Underwriter's Unit Purchase Option"] to purchase up to an aggregate of 128,000 Units. The Underwriter's Unit Purchase Option shall be exercisable during the four-year period commencing one
(1) year after the effective date of the Company's initial public offering. The Underwriter's Unit Purchase Option may not be assigned, transferred, sold or hypothecated by the underwriter after the Effective Date, except to officers or partners of the underwriters or any of the underwriter and selling group members in this offering. Any profits realized by the underwriter upon the sale of the units issuable upon exercise of the Underwriter's Unit Purchase Option may be deemed to be additional underwriting compensation. The exercise price of the units issuable upon exercise of the Underwriter's Unit Purchase Option during the period of exercisability shall be $8.25. The exercise price of the Underwriter's Unit Purchase Option and the number of shares covered thereby are subject to adjustment in certain events to prevent dilution. For the life of the Underwriter's Unit Purchase Option, the holders thereof are given, at a nominal cost, the opportunity to profit from a rise in the market price of the Company's units, common stock and warrants with a resulting dilution in the interest of other stockholders. The Company may find it more difficult to raise capital for its business if the need should arise while the Underwriter's Unit Purchase Option is outstanding. At any time when the holders of the Underwriter's Unit Purchase Option might be expected to exercise it, the Company would probably be able to obtain additional capital on more favorable terms.

[18] Fair Value of Financial Instruments

Effective  December  31,  1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications:

                                           December 31, 1997           December 31, 1996
                                         Carrying        Fair         Carrying        Fair
                                          Amount         Value         Amount         Value

Due from Stockholder                   $    88,167    $    88,167    $   238,167    $   238,167
Note Receivable - Stockholders         $   144,292    $   144,292    $   166,226    $   166,226
Due from Related Party                 $   469,878    $   469,878    $   473,952    $   473,952
Notes Payable - Net of Current Portion $(3,570,985)   $(3,570,985)   $(2,064,273)   $(2,064,273)

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #16
------------------------------------------------------------------------------



[18] Fair Value of Financial Instruments [Continued]

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

[19] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated.
SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.


[20] Quarterly Financial Data [Unaudited]

The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.

                               March 31,  June 30,    September 30, December 31,

Fiscal 1997:
  Revenues                   $7,442,688  $9,601,706   $10,728,640   $11,173,632
  Gross Profit               $2,240,544  $2,574,789   $ 3,152,147   $2,223,139
  Net Income                 $  306,862  $  395,924   $   607,671   $ (174,271)
  Net Income Per Share - Basi$      .09  $      .11   $       .17   $     (.06)
  Net Income Per Share - Dilu$ed    .08  $      .10   $       .16   $     (.06)

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #17
------------------------------------------------------------------------------



[20] Quarterly Financial Data [Unaudited] [Continued]

                               March 31,  June 30,    September 30, December 31,

Fiscal 1996:
  Revenues                      $7,730,465  $7,519,668  $5,246,434   $5,643,261
  Gross Profit                  $1,403,476  $1,592,279  $1,536,535   $1,369,793
  Net Income                    $   20,345  $ 272,285   $  172,741   $(317,034)
  Net Income Per Share - Basic  $      .02  $     .08   $      .05   $    (.10)
  Net Income Per Share - Diluted$      .02  $     .08   $      .05   $    (.10)

Fiscal 1995:
  Revenues                      $7,177,975  $7,626,704  $7,295,213   $5,999,027
  Gross Profit                  $1,769,692  $1,630,678  $1,830,317   $1,171,096
  Net Income                    $  439,659  $ (15,779)  $  236,325   $(186,789)
  Net Income Per Share - Basic  $      .24  $    (.01)  $      .12   $    (.10)
  Net Income Per Share - Diluted$      .24  $    (.01)  $      .12   $    (.10)

[21] Litigation

On May 12, 1997, Electronics Manufacturing Systems, Inc., a Delaware corporation with its principal place of business in the State of Colorado, filed a complaint in the Superior Court for the County of Santa Clara, action No. CV766138, against Touche Electronics, Inc. Electronic Manufacturing Systems, Inc. ["EMS"] claims damages for breach of contract and common counts, under the theories of an open book account, money owed, and an account stated. Their claims arise out of an alleged purchase order dated January 8, 1996 from Touche Electronics, Inc. for the customized construction, ordering, and delivery of parts and components for custom assemblies. EMS claims that TEI cancelled the purchase order on or about July 22, 1996. They further assert that they have not been successful in reselling many of the custom assemblies and parts. EMS seeks the principal sum of $236,691, plus interest thereon at the legal rate from the date of the alleged breach. TEI has filed an answer to the complaint and currently is defending the action. A non-binding judicial arbitration will be held on this matter in mid April 1998. The company is currently defending its position vigorously and believes that the results of operations and financial position will not be materially impacted.

[22] Subsequent Events - Convertible Debentures

On February 10, 1998, the Company closed an offering of three of its debenture units for a total offering price of $3.3 million. Each unit consists of four of the Company's 5% $275,000 Convertible Subordinated Debentures due February 10, 2001 [the "Debentures"] and 100,000 Class B Warrants to purchase common stock of the Company [the "Warrants"]. Interest on the Debentures accrues quarterly and is payable annually. The Debentures are subordinated to other Senior Indebtedness as such term is defined in the Debenture. A portion of the proceeds were used to repay the bridge loan [See Note 11].

The Debentures are convertible at the option of the holder at a variable conversion price ranging from $3.00 to $5.50 per share depending on the market value of the common stock of the Company at the time of the notice of conversion. Accordingly, the Company may be required to issue no less than 600,000 shares nor more than 1,100,000 shares upon conversion of the principal amount of the Debentures.

In addition, the Company is issuing 25,000 Class B Warrants per Debenture [subject to adjustment for reclassification, capital reorganization or other change of the outstanding shares of common stock of the Company] for each Debenture outstanding as of the earlier to occur of the one year anniversary of the closing or the date three months following the registration of the common stock issuable upon conversion of the Debentures and upon the exercise of the Warrants. The Warrants have an exercise price of $5.50 per share subject to adjustment for dilutive issuances.

TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #18
------------------------------------------------------------------------------



[22] Subsequent Events - Convertible Debentures [Continued]

In connection with the foregoing issuance, the Company paid a finder's fee to M.J. Segal and Associates in the amount of $176, 000 pursuant to the terms of a Non Circumvention and Finder's Fee Agreement between the Company and M.J. Segal and Associates [the "Agreement"]. In addition, the Company gave M.J. Segal a $66,000 credit toward the purchase of one quarter of a Debenture. The Non Circumvention and Finder's Fee Agreement calls for the issuance of the number of shares of common stock to M.J. Segal and Associates equal to 5% of the principal amount of the securities sold divided by the greater of (i) any stated conversion price in the debenture and (ii) average of the closing bid and asked prices for the common stock of the Company for the five trading days prior to closing and, in this case, a number of warrants equal to 10% of the number of shares issuable based on the Stated Conversion Price [to be determined 60,000 and 110,000].

The Non Circumvention and Finder's Fee Agreement also provides that upon exercise of any Warrants issued in the offering, M.J. Segal and Associates shall receive a cash fee equal to 4% of the amount received upon exercise of the Warrants; common stock equal to 5% of the number or shares issued upon such exercise; and warrants equal to 10% of the number of shares issued upon exercise [excluding warrants exercised by M.J. Segal and Associates or its affiliates]. The warrants shall have an exercise price of 125% of the average of the bid and asked prices for the Company on the five trading days preceding the transaction, shall be non callable and shall expire three years from the date of issuance.

[23] Events Subsequent to the Date of the Report of Independent Auditors (Unaudited)

New Line of Credit - On March 2, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation [the "Fleet Line"] providing for borrowings of up to $25,000,000 based on certain formulas contained within the Loan and Security Agreement. As of March 10, 1998, the Company was eligible to borrow up to $17,222,691 under the Fleet Line and had borrowed $10,347,841. In addition, the former line of credit was repaid, certain notes payable were satisfied and a promissory note to the stockholder [the former owner of Trinity] was repaid. Borrowings were in the form of two Term Loans ["Term Loan A" and "Term Loan B,"] respectively, an equipment loan [the Equipment Loan, together with the Term Loans, the "Fixed Loans"] and revolving credit loans [the "Revolving Credit Loans"]. Term Loan A is in the principal amount of $4.7 million and bears interest at the rate of prime plus 0.5%. Term Loan B is in the principal amount of $2.0 million and bears interest at the rate of prime plus 1.5%. The Equipment Loan is in the principal amount of $4.0 million and bears interest at the rate of prime plus 0.5%. The Revolving Credit Loans are in such amount as the Company elects, up to the borrowing base permitted by the Loan and Security Agreement and bear interest at the rate of 0.25% plus prime. As of March 10, 1998, the Company had $3,647,841 outstanding under the Revolving Credit Loans. The Fixed Loans are payable in monthly installments of principal and interest with principal amortizing over a seven year period and the balance due on March 2, 2003; interest only on the Revolving Credit Loans is payable monthly with the principal due upon termination of the Loan and Security Agreement. Interest on the Fixed Loans and Revolving Credit Loans is adjusted daily. Interest on the Fixed Loans may be adjusted downward by 0.25% each year for two years if the Company meets certain performance criteria as reflected in its audited financial statements for the fiscal years ended December 31, 1998 and December 31, 1999, respectively. Interest on the Revolving Credit Loan may be adjusted downward by 0.25% only once if the Company meets the performance criteria as reflected in its audited financial statements for the fiscal year ended December 31, 1998. In addition, if the Company meets the conditions specified for December 31, 1998, it may, at its option, have the interest rate on (i) the Revolving Credit Loan converted into LIBOR plus 2.5%; (ii) Term Loan A and the Equipment Loan converted into LIBOR plus 2.75%; and (iii) Term Loan B converted into LIBOR plus 3.75%.


                .   .   .   .   .   .   .   .   .   .   .   .   .

                            INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of TMCI Electronics, Inc.
 San Jose, California

Our report on the consolidated financial statements of TMCI Electronics, Inc. is referenced on Page F-1 and included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page F-27 of the Form 10-K.

In our opinion, the financial statement schedule referred to above, when condidered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.


                                       MOORE STEPHENS, P.C.
                                       Certified Public Accountants.

New York, New York
February 20, 1998

TMCI ELECTRONICS, INC.
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------





        Column A              Column B    Column C      Column D     Column E
        --------              --------    --------      --------     --------

                             Balance at  Charged to
                              Beginning   Cost and                  Balance at
       Description            of Period   Expenses     Deductions  End of Period

Valuation Reserved Deducted in
  the Balance Sheet from the Asset
  to Which it Applies:

  1997 Allowance for Doubtful
   Accounts                 $  160,356    $  67,077   $        --  $     93,279
                            ==========    =========   ===========  ============

  1996 Allowance for Doubtful
   Accounts                 $   93,279    $  85,000   $        --  $      8,279
                            ==========    =========   ===========  ============

  1995 Allowance for Doubtful
   Accounts                 $    8,279    $      --   $        --  $      8,279
                            ==========    =========   ===========  ============