Form 10-Q
period 1998-03-31
TMCI ELECTRONICS INC
filed 1998-05-15
CIK 1005509

U.S. Securities and Exchange Commission
                              Washington, DC  20549
                                    Form 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 6, 1998 there were 4,196,416 shares of Common Stock, par value $.001, issued and outstanding.

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES


                                                                          Page

Part I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Historical Financial Statements

           Consolidated Balance Sheets
             December 31, 1997.........................................    3
             March 31, 1998  (Unaudited)...............................    3

           Consolidated Statements of Operations (Unaudited)
             Three Months Ended March 31, 1998 and 1997................    4

           Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 1998 and  1997...............    5

           Notes to Consolidated Financial Statements  (Unaudited).....    6

       Item 2.  Management's Discussion and Analysis...................    9

Part II -- OTHER INFORMATION

       Item 6.  Exhibit and Reports on Form 8- K.......................   13

       Signature.......................................................   14

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE  SHEETS

                                                        March 31,   December 31,
                                                         1 9 9 8       1 9 9 7
                                                       (Unaudited)
ASSETS:
Current Assets:
  Cash                                                 $  446,402   $   312,682
  Accounts Receivable, Net                              3,257,337     3,950,341
  Inventory                                            12,158,968     9,721,050
  Deferred Income Taxes                                   117,912       183,376
  Prepaid Expenses and Other Current Assets               722,223       182,968
  Notes Receivable - Stockholders                          43,383        39,312
                                                       ----------   -----------

   Total Current Assets                                16,746,225    14,389,729
                                                       ----------   -----------

Property and Equipment,  Net                            8,933,758     6,583,260
                                                       ----------   -----------

Other Assets:
  Notes Receivable - Stockholders                         144,293       144,293
  Due from Stockholders                                   111,984       111,984
  Due from Related Party                                  497,379       469,878
  Other Assets                                          1,043,370       277,438
  Goodwill, Net                                         7,203,367     6,766,564
                                                       ----------   -----------

  Total Other Assets                                    9,000,393     7,770,157
                                                       ----------   -----------

  Total Assets                                         $34,680,376  $28,743,146
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses                $3,403,595   $ 4,050,925
  Line of Credit                                        4,585,508     3,856,268
  Notes Payable - Current Portion                         747,384     2,055,256
  Promissory Note Stockholder                             312,348     1,313,493
                                                       ----------   -----------

  Total Current Liabilities                             9,048,835    11,275,942
                                                       ----------   -----------

Long Term Liabilities:
  Notes Payable - Net of Current Portion                7,410,603     3,607,877
  Convertible Debentures                                1,179,466            --
  Deferred Income Taxes                                   573,338       560,180
                                                       ----------   -----------

  Total Long-Term Liabilities                           9,163,407     4,168,057
                                                       ----------   -----------

  Total Liabilities                                    18,212,242    15,443,999
                                                       ----------   -----------

Commitment and Contingencies                                   --            --
                                                       ----------   -----------

Stockholders' Equity:
  Common Stock - $.001 par value, 25,000,000 shares
   authorized, 4,196,416 issued and outstanding as of
   March 31, 1998 and 4,057,758 as of December 31,1997      4,196         4,057
  Additional Paid in Capital                           13,889,720    10,890,233
  Retained Earnings                                     2,574,218     2,404,857
                                                       ----------   -----------

  Total Stockholders' Equity                           16,468,134    13,299,147
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity           $34,680,376  $28,743,146
                                                       ===========  ===========

                  See notes to consolidated financial statements.

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     [UNAUDITED]


                                                          Three months ended
                                                               March 31,
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------

Sales,  Net                                            $10,199,819  $ 7,442,688

Cost of Goods Sold                                      7,489,357     5,202,144
                                                       ----------   -----------

  Gross Profit                                          2,710,462     2,240,544

Operating Expenses                                      1,610,192     1,434,694
Depreciation                                              349,046       248,500
Amortization                                              166,595        41,456
                                                       ----------   -----------

  Income from Operations                                  584,629       515,894
                                                       ----------   -----------

Other Income [Expense]:
  Non-Cash Finance Charge                                (129,093)           --
  Interest Expense                                       (315,263)     (114,042)
  Other Income                                            145,404       108,137
  Interest Income  - Related Parties                        4,071         7,319
                                                       ----------   -----------

  Total Other [Expense]                                  (294,881)        1,414
                                                       ----------   -----------

  Income Before Provision for Income Taxes                289,748       517,308

  Provision for Income Taxes                              120,387       210,447
                                                       ----------   -----------

  Net Income                                           $  169,361   $   306,861
                                                       ==========   ===========

Basic Earnings Per Share                               $      .04   $       .09
                                                       ==========   ===========

Weighted Average Number of  Shares                      4,150,197     3,515,829
                                                       ==========   ===========

Diluted Earnings Per Share:
  Incremental Shares from Assumed Conversion of
   Options and Warrants and Potential Common Shares
   from Beneficial Conversion Feature                     814,963       439,484
                                                       ==========   ===========

Adjusted Weighted Average Number of  Shares             4,965,160     3,955,313
                                                       ==========   ===========

Fully Diluted Earnings Per Share                       $      .04   $       .08
                                                       ==========   ===========





                  See notes to consolidated financial statements.

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     [UNAUDITED]


                                                              Three months ended
                                                                   March 31,
                                                              1 9 9 8      1 9 9 7
                                                              -------      -------

Operating Activities
  Net Income                                               $  169,361   $   306,861
                                                           ----------   -----------
  Adjustments to Reconcile Net Income to Net
   Cash From Operations:
   Depreciation                                               349,046       248,500
   Amortization                                               166,595        41,456
   Deferred Income Taxes                                       78,621        56,169
   Non-Cash Financing Charge                                  129,093            --
   Reversal of Bad Debt Provision                            (129,199)           --

  Charges in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable, Trade                             1,019,133      (177,488)
     Inventory                                             (2,265,337)   (1,167,523)
     Prepaid Expenses and Other  Current Assets              (559,042)      (47,812)

   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                   (712,057)     (512,008)
     Income Taxes Payable                                    (265,005)           --
                                                           ----------   -----------

   Total Adjustments                                       (2,188,152)   (1,558,706)
                                                           ----------   -----------

  Net Cash Provided by (Used In) Operating Activities      (2,018,791)   (1,251,845)
                                                           ----------   -----------

Investing Activities:
  Purchases Other Assets                                     (262,105)           --
  Purchase of Equipment                                      (480,865)     (224,163)
  Note Receivable - Other                                          --        50,000
  Business Acquisition,  Net of Cash Overdraft Assumed
   and Acquired                                              (366,600)     (923,389)

  Net Cash Provided by (Used In)  Investing Activities     (1,109,570)   (1,097,552)
                                                           ----------   -----------

Financing Activities:
  Credit Line Advances                                      4,899,758     2,613,044
  Credit Line Repayments                                     (361,000)     (822,200)
  Debt  Repayment                                                  --       (65,952)
  Repayment of  Notes  Payable                             (10,389,471)          --
  Proceeds  from Convertible Debentures                     3,300,000            --
  Notes Payable Proceeds                                    5,812,794       541,596
                                                           ----------   -----------

  Net Cash Provided by (Used In)  Financing Activities      3,262,081     2,266,488
                                                           ----------   -----------

   Net Increase [Decrease] in Cash                            133,720       (82,909)

Cash - Beginning of Period                                    312,682       145,845
                                                           ----------   -----------

  Cash  - End of Periods                                   $  446,402   $    62,936
                                                           ==========   ===========



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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company as of March 31, 1998 and the results of its operations for the three month period then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the financial statement and notes for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

The consolidated financial statements include the accounts of TMCI Electronics, Inc. ["TMCI"], and its wholly-owned subsidiaries, Touche Manufacturing Company, Inc. ["Touche"], Touche Electronics Inc. ["TEI"], Enterprise Industries, Inc.["EII"], Trinity Electronics, Inc., and Try-Die, Inc. [collectively, the "Company"]. All significant intercompany balances and transactions have been eliminated in consolidation.

2) Income Per Share

Income per share of common stock is based on weighed average number of common shares outstanding and common stock equivalents, if dilutive for each period presented.

3) Inventory

Inventory consists of the following:
                                                     March  31,
                                                       1 9 9 8

Raw Materials                                      $ 6,786,795
Work in process                                      4,640,489
Finished Goods                                         731,684
                                                    ----------

Total                                              $12,158,968

4)  Sale of Debentures

On February 10, 1998, the Company closed an offering of 3 Units, each Unit consisting of 4 of its 5%, $275,000 principal amount Convertible Subordinated Debentures due February 10, 2001 (the "Debentures") and 100,000 Class B Warrants to purchase common stock of the Company (the "Warrants") for a total of $3.3 million. Interest on the Debentures accrues quarterly and is payable annually. Proceeds from the sale of the Debentures were used to repay the $1,000,000 note issued in connection with the Trinity acquisition; the remainder of the proceeds went to working capital.

The Debentures are convertible into common stock at the option of the holder at a variable conversion price ranging from $3.00 to $5.50 per share depending on the market value of the common stock of the Company at the time of the notice of conversion. Accordingly, the Company may be required to issue no less than 600,000 shares nor more than 1,100,000 shares of common stock upon conversion of the Debentures.

                    TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

4)  Sale of Debentures (Continued)

As a result of the above transaction, the Company recorded a discount on the convertible debentures and additional paid-in capital in the amount of $1,412,534 in connection with the beneficial conversion feature of the subordinated debentures. Accordingly, the discount is being amortized over 2 years when the convertible debentures are first convertible at 70 percent the market price of the common stock.

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

As a result of the above transaction, the Company recorded a discount on the convertible debentures and additional paid-in capital in the amount of $837,000 in connection with the value of the warrants. Accordingly, the discount is being amortized over 3 years when the warrants expire.

The Company recorded a non-finance charge of $129,000 in connection with the amortization of the beneficial conversion feature of the convertible debentures and the amortization associated with the value of the warrants.

In connection with the foregoing issuance, the Company paid a finder's fee in the amount of $176,000 in cash pursuant to terms of a Non Circumvention and Finder's Fee Agreement (the "Agreement") and a $66,000 credit toward the purchase of one quarter of one Debenture. The Agreement calls for (1) the issuance of the number of shares of common stock to equal to 5% of the principal amount of the securities sold divided by the greater of (a) any stated conversion price in the Debenture and (b) the average of the closing bid and asked prices of the common stock of the Company for the five trading days prior to the closing and, (2) in this case, a number of warrants equal to 10% of the number of shares issuable based on the Stated Conversion Price as defined in the Agreement, to be determined between 60,000 and 110,000. The warrants are to be issued at 125% of the average of the closing of the bid and asked prices of the common stock of the Company for the five trading days preceding their issuance, are non callable and expire three years from their date of issuance.

The Agreement also provides that upon exercise of any Warrants issued in the offering, the finders shall receive a cash fee equal to 4% of the amount received upon exercise of the Warrants; common stock equal to 5% of the number of shares issued upon such exercise; and warrants equal to 10% of the number of shares issued upon such exercise (excluding warrants exercised by the finders or their affiliates). The warrants shall have an exercise price of 125% of the average of the bid and asked prices for the Company on the five trading dates preceding the transaction, shall be non callable, and shall expire three years from the date of issuance.

5)  Fleet Capital Line of Credit

On March 2, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Facility") providing for borrowings of up to $25,000,000 based on certain formulas contained within the Loan and Security Agreement. The Company paid a finder's fee of $250,000 and a loan fee of $250,000 in connection with the transaction. As of March 31, 1998, the Company was eligible to borrow up to approximately $13,260,000 under the Fleet Facility and had borrowed $12,076,758. Borrowings were in the form of two Term Loans ("Term Loan A" and "Term Loan B," respectively), an equipment loan (the Equipment Loan, together with the Term Loans, the "Fixed Loans") and revolving credit loans (the "Revolving Credit Loans"). Term Loan A is in the principal amount of $4.7 million and accrues interest at the rate of prime plus 0.5%. Term Loan B is in the principal amount of $2.0 million and accrues interest at the rate of prime plus 1.5%. The Equipment Loan is in the principal amount of $4.0 million and accrues interest at the rate of prime plus 0.5%.

                    TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

5)  Fleet Capital Line of Credit (Continued)

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

On March 26, 1998, the Company and Fleet entered into the First Amendment to the Loan and Security Agreement (the "First Amendment") in connection with the acquisition of Try-Die Incorporated. Among other things, the First Amendment provides that the Company may elect to convert the interest rate on (1) the Revolving Credit Loans into LIBOR plus 2.75%; (2) Term Loan A and the Equipment Loans into LIBOR plus 3%; and (3) Term Loan B into LIBOR plus 4%.

Management believes that its current financial position, together with available borrowings under the Company's various credit facilities will be sufficient to meet the Company's anticipated operating needs and projected capital expenditure requirements for the next twelve months.

6)  Acquisition of Try-Die, Inc.

Effective, February 1, 1998, the Company acquired 100% of the capital stock of Try-Die, Inc., a metal stamping manufacturer, located in Los Angeles, California for a total purchase price of $1,000,000, which included a payment of $250,000 in cash and $750,000 in common stock of TMCI, based upon $5.409 per share for a total number of shares of 138,658. The acquisition was accounted for utilizing the purchase method and the operations of Try-Die, Inc. are included in the Company's result of operations from February 1, 1998. Try-Die, Inc. will become a wholly owned subsidiary of Enterprise Industries, Inc.

Item 2.  Management's Discussion and Analysis


General

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties that could cause actual results to differ from those projected. These risks and uncertainties include, but are not limited to, those described below. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      On March 5, 1996, the Company acquired Touche and TEI pursuant to certain Stock Purchase Agreements executed on December 28, 1995. Prior to that time, the Company had no operations.

      The Company's strategy has been to expand its core and value added business to satisfy its customers and their growing demand for more outsourcing of contract manufacturing services. On November 1, 1996, TEI acquired the San Jose cable and harness manufacturing division of Pen Interconnect, Inc. On January 1, 1997, the Company acquired Enterprise Industries, Inc.("Enterprise"), a metal stamping business. Effective October 1, 1997, the Company acquired the operations of Trinity Electronics, Inc., ("Trinity"), a passive distributor of board level electronic components; Trinity formally merged with a wholly owned subsidiary of the Company on December 22, 1997. Effective February 1, 1998, the Company acquired Try-Die Incorporated ("Try-Die"), a metal stamping company which will operate as a wholly owned subsidiary of Enterprise; Try-Die formally merged with a wholly owned subsidiary of the Company on April 23, 1998.

Results of Operations

      The results of operations utilizes the consolidated results from Touche, TEI, Enterprise, Trinity and Try-Die after their acquisition by the Company, eliminating intercompany transactions. The discussion below should be read in conjunction with the financial statements and the notes thereto that appear elsewhere in this report.

Net Sales

      Net sales increased by approximately $2,757,000 or 37% to $10,200,000 from $7,443,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The sales increase resulted primarily from the acquisitions of Trinity and Try-Die, Inc., offset by a decline in sales by Touche and TEI as a result of a slowdown in the semiconductor test equipment market segment. The slowdown caused many Touche and TEI customers to reschedule their orders for delivery in the second and third quarters of the year. The Company currently anticipates that the slowdown in the semiconductor test equipment market segment will continue through at least the second and third quarters of 1998.

Gross Profit

      Gross profit increased approximately $469,000 or 21% to $2,710,000 from $2,241,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. As a percentage of sales, gross profit decreased approximately 3% to 27% from 30% for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The gross profit of $2,241,000 for the period ended March 31, 1997 is different than the $2,838,943 reported in the Company's 10-QSB for the fiscal quarter ended March 31, 1997 as a result of a reallocation of certain items from operating expenses to cost of goods sold. Gross profit increased as a result of the acquisition of Trinity and Try-Die. Gross profit as a percentage of sales decreased primarily as a result of the slowdown in the semiconductor test equipment industry. In response to slowing demand in the semiconductor test equipment market, Touche and TEI reduced their labor force during the quarter ended March 31, 1998.

Operating Expenses

     General and administrative expenses increased approximately $401,000 or 19% to $2,126,000 from $1,725,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The operating expenses of $1,725,000 for the period ended March 31, 1997 is different than the $2,323,000 reported in the Company's 10-Q for the fiscal quarter ended March 31, 1997 as a result of a reallocation of certain items from operating expenses to cost of goods sold. As a percentage of sales, the Company's general and administrative expenses decreased 2% to 21% from 23% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. The increase in operating expenses was primarily a result of an increase in amortization expense from goodwill, and the addition of new management personnel to support a significant growth strategically planned through acquisitions.

Operating Income

      Operating income increased approximately $69,000 or 13% to $585,000 from $516,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Operating income increased as a result of an increase in revenues from the Company's acquisition offset in part by an increase in operating expenses.

Other income [expense]

      Other expenses increased approximately $294,000 to $295,000 from $1,000 in the quarter ended March 31, 1998 as compared with the quarter ended March 31, 1997. The increase in other expenses was primarily due to (1) an increase in interest paid of $201,000 resulting from increased borrowings under the Company's credit facility in order to finance inventory; and (2) a non cash finance charge of $129,000 resulting from the issuance of the Company's 5%, $275,000 in principal amount, Convertible Subordinated Debentures offset in part by an increase of $30,000 in other income.

Net Income

       Net income decreased by approximately $138,000 or 45% to $169,000 from $307,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease in net income was primarily due to an increase in interest paid to finance inventory and non cash finance charges relating to the debenture placement, which was partially offset by a gain in income from operations.

Liquidity and Capital Resources

     The Company's working capital increased by approximately $4,583,000 to $7,697,000 from $3,114,000 for the fiscal quarter ended March 31, 1998 as compared to the fiscal year ended December 31, 1997. The increase resulted primarily from an increase in inventory of approximately $2,438,000, an increase in cash of $134,000, an increase in prepaid expenses and other current assets of $539,000, a decrease in accounts payable of $647,000, and a decrease in the note due to the stockholder of $1,001,000, offset primarily by an increase in borrowings under the credit facility of $729,000, and a decrease in accounts receivable of $693,000. The increase in inventory is due to the Company's acquisitions of Trinity Electronics, Inc. in the fourth quarter of 1997 and Try-Die Incorporated during the first quarter of 1998, a change in product mix to more electronics which require a greater investment in raw materials as well as the need to hold inventories for a longer than expected period as a result of rescheduled orders by customers of Touche and TEI.

      The Company required cash to fund operating activities of approximately $2,019,000 in the fiscal quarter ended March 31, 1998 as compared to required cash to fund operating activities of approximately $1,252,000 in the fiscal quarter ended March 31, 1997. The increase resulted primarily from an increase in inventory of $2,265,000, an increase in prepaid expenses of $559,000, an increase in depreciation of $101,000, an increase in amortization of $125,000, and a non cash finance charge of $129,000 related to the Debentures, offset primarily by a decrease in accounts payable of $712,000, a decrease in income taxes payable of $265,000, and a reversal of a bad debt provision by the Company in the amount of $129,000. Cash used in investing and financing activities remained relatively constant with $1,109,000 used and included the purchase of equipment and other assets as well as the acquisition of a metal stamping company (see Note 6, Acquisition of Business).

      During the quarter ended March 31, 1998 and March 31, 1997, the Company spent approximately $481,000 and $224,200, respectively, to purchase capital equipment which was funded through long-term borrowings and current operations. Additionally, management expects the Company's level of future capital expenditures to increase at a level that is consistent with the Company's projected growth and operational projects. Management has projected capital expenditure requirements of approximately $1,800,000 for the fiscal year ending December 31, 1998. This increase will be supported by increased bank borrowings and internal operations.

      Sale of Debentures. On February 10, 1998, the Company closed an offering of 3 Units, each Unit consisting of 4 of its 5%, $275,000 principal amount Convertible Subordinated Debentures due February 10, 2001 (the "Debentures") and 100,000 Class B Warrants to purchase common stock of the Company (the "Warrants") for a total of $3.3 million. Interest on the Debentures accrues quarterly and is payable annually. Proceeds from the sale of the Debentures were used to repay the $1,000,000 note issued in connection with the Trinity acquisition; the remainder of the proceeds went to working capital.

      The Debentures are convertible into common stock at the option of the holder at a variable conversion price ranging from $3.00 to $5.50 per share depending on the market value of the common stock of the Company at the time of the notice of conversion. Accordingly, the Company may be required to issue no less than 600,000 shares nor more than 1,100,000 shares of common stock upon conversion of the Debentures.

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

      In connection with the foregoing issuance, the Company paid a finder's fee in the amount of $176,000 in cash pursuant to terms of a Non Circumvention and Finder's Fee Agreement (the "Agreement") and a $66,000 credit toward the purchase of one quarter of one Debenture. The Agreement calls for (1) the issuance of the number of shares of common stock to the finders equal to 5% of the principal amount of the securities sold divided by the greater of (a) any stated conversion price in the Debenture and (b) the average of the closing bid and asked prices of the common stock of the Company for the five trading days prior to the closing and, (2) in this case, a number of warrants equal to 10% of the number of shares issuable based on the Stated Conversion Price as defined in the Agreement, to be determined between 60,000 and 110,000. The warrants are to be issued at 125% of the average of the closing of the bid and asked prices of the common stock of the Company for the five trading days preceding their issuance, are non callable and expire three years from their date of issuance.

      The Agreement also provides that upon exercise of any Warrants issued in the offering, the finders shall receive a cash fee equal to 4% of the amount received upon exercise of the Warrants; common stock equal to 5% of the number of shares issued upon such exercise; and warrants equal to 10% of the number of shares issued upon such exercise (excluding warrants exercised by the finders or their affiliates). The warrants shall have an exercise price of 125% of the average of the bid and asked prices for the Company on the five trading dates preceding the transaction, shall be non callable, and shall expire three years from the date of issuance.

     Fleet Capital Line of Credit. On March 2, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Facility") providing for borrowings of up to $25,000,000 based on certain formulas contained within the Loan and Security Agreement. The Company paid a finder's fee of $250,000 and a loan fee of $250,000 in connection with the transaction. As of March 31, 1998, the Company was eligible to borrow up to approximately $13,260,000 under the Fleet Facility and had borrowed $12,076,758. Borrowings were in the form of two Term Loans ("Term Loan A" and "Term Loan B," respectively), an equipment loan (the Equipment Loan, together with the Term Loans, the "Fixed Loans") and revolving credit loans (the "Revolving Credit Loans"). Term Loan A is in the principal amount of $4.7 million and accrues interest at the rate of prime plus 0.5%. Term Loan B is in the principal amount of $2.0 million and accrues interest at the rate of prime plus 1.5%. The Equipment Loan is in the principal amount of $4.0 million and accrues interest at the rate of prime plus 0.5%.

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

      On March 26, 1998, the Company and Fleet entered into the First Amendment to the Loan and Security Agreement (the "First Amendment") in connection with the acquisition of Try-Die Incorporated. Among other things, the First Amendment provides that the Company may elect to convert the interest rate on (1) the Revolving Credit Loans into LIBOR plus 2.75%; (2) Term Loan A and the Equipment Loans into LIBOR plus 3%; and (3) Term Loan B into LIBOR plus 4%.

      Management believes that its current financial position, together with available borrowings under the Company's credit facility will be sufficient to meet the Company's anticipated operating needs and projected capital expenditure requirements for the next twelve months.

Risks Inherent in the Company's Business

      Customer Concentration; Order Flow. The largest customers of the Company are Lam Research Corporation and Tandem Computers Incorporated. Sales to these customers accounted for 12% and 14%, respectively, of the revenues of the Company for the year ended December 31, 1997. For the same period, sales to the Company's nine largest customers accounted for approximately 57% of net sales.

      The Company is dependent upon continued revenues from its top customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have an adverse material effect on the Company's results of operations. The percentage of the Company's sales to its major customers may fluctuate from period to period.

      Fluctuations in Operating Results. A number of factors affect the company's operating results, including the mix of turnkey and manufacturing projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, increased costs and shortages of components or labor. Changes in any of these factors in any given period could materially impact the operating results of the Company during that period.

      Dependence Upon Customer Markets. The Company's business depends exclusively upon contracts and orders from original equipment manufacturers ("OEMs") of electronic equipment. These OEMs manufacture computers, semiconductor test equipment, telecommunications equipment and medical equipment. The markets for the products sold by these customers is particularly volatile. Further, the products manufactured by these customers are subject to rapid technological change and obsolescence. Changes in the market for customer products have and will continue to materially impact that results of the Company. Accordingly, any material change in the markets serviced by the Company could have a material effect on the Company's results.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) This Report contains the following Exhibits as required by Item 601 of Regulation S-K.

Exhibit    Description

10.0 Loan and Security Agreement dated March 2, 1998 by and among TMCI Electronics, Inc., its wholly owned subsidiaries and Fleet Capital Corporation (1)

10.1 First Amendment to Loan and Security Agreement dated March 2, 1998 by and among TMCI Electronics, Inc., its wholly owned subsidiaries and Fleet Capital Corporation. (2)


27.1       Financial Data Schedule

(b) The Company filed one report on Form 8-K on January 6, 1998 with respect to its acquisition of Trinity Electronics, Inc. on December 22, 1997.







Notes:

(1) Incorporated by reference from Registrant's Form 10-K filed with the Securities and Exchange Commission on April 1, 1998.

(2) Available from the issuer upon request.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TMCI Electronics, Inc.
                                    (Registrant)



Date:  May 14, 1998                By: /s/ Charles E. Shaw
                                      --------------------
                                      Charles E. Shaw, Chief Financial Officer
                                      (Principal Financial Officer)