Form 10-Q/A
period 1998-03-31
TMCI ELECTRONICS INC
filed 1998-08-07
CIK 1005509

U.S. Securities and Exchange Commission
                              Washington, DC  20549
                                   Form 10-Q/A

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

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES


                                                                          Page

Part I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements

           Consolidated Balance Sheets
             December 31, 1997.........................................    3
             March 31, 1998  (Unaudited)...............................    3

           Consolidated Statements of Operations (Unaudited)
             Three Months Ended March 31, 1998 and 1997................    4

           Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 1998 and  1997...............    5

           Notes to Consolidated Financial Statements  (Unaudited).....    6

       Item 2.  Management's Discussion and Analysis...................    9

Part II -- OTHER INFORMATION

       Item 6.  Exhibit and Reports on Form 8- K.......................   14

       Signature.......................................................   15

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE  SHEETS

                                                        March 31,   December 31,
                                                         1 9 9 8       1 9 9 7
                                                       (Unaudited)
ASSETS:
Current Assets:
  Cash                                                 $  446,402   $   312,682
  Accounts Receivable, Net                              3,257,337     3,950,341
  Inventory                                            11,638,968     9,721,050
  Deferred Income Taxes                                   325,450       183,376
  Prepaid Expenses and Other Current Assets               722,223       182,968
  Notes Receivable - Stockholders                          43,383        39,312
                                                       ----------   -----------

   Total Current Assets                                16,433,763    14,389,729
                                                       ----------   -----------

Property and Equipment,  Net                            8,933,758     6,583,260
                                                       ----------   -----------

Other Assets:
  Notes Receivable - Stockholders                         144,293       144,293
  Due from Stockholders                                   111,984       111,984
  Due from Related Party                                  497,379       469,878
  Other Assets                                          1,043,370       277,438
  Goodwill, Net                                         7,203,367     6,766,564
                                                       ----------   -----------

  Total Other Assets                                    9,000,393     7,770,157
                                                       ----------   -----------

  Total Assets                                         $34,367,914  $28,743,146
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses                $3,403,595   $ 4,050,925
  Line of Credit                                        4,585,508     3,856,268
  Notes Payable - Current Portion                         747,384     2,055,256
  Promissory Note Stockholder                             312,348     1,313,493
                                                       ----------   -----------

  Total Current Liabilities                             9,048,835    11,275,942
                                                       ----------   -----------

Long Term Liabilities:
  Notes Payable - Net of Current Portion                7,410,603     3,607,877
  Convertible Debentures                                1,179,466            --
  Deferred Income Taxes                                   573,338       560,180
                                                       ----------   -----------

  Total Long-Term Liabilities                           9,163,407     4,168,057
                                                       ----------   -----------

  Total Liabilities                                    18,212,242    15,443,999
                                                       ----------   -----------

Commitment and Contingencies                                   --            --
                                                       ----------   -----------

Stockholders' Equity:
  Common Stock - $.001 par value, 25,000,000 shares
   authorized, 4,196,416 issued and outstanding as
   of March 31, 1998 and 4,057,758 as of
   December 31, 1997                                        4,196         4,057
  Additional Paid in Capital                           13,889,720    10,890,233
  Retained Earnings                                     2,261,756     2,404,857
                                                       ----------   -----------

  Total Stockholders' Equity                           16,155,672    13,299,147
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity           $34,367,914  $28,743,146
                                                       ===========  ===========

                  See notes to consolidated  financial statements.

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     [UNAUDITED]


                                                          Three months ended
                                                               March 31,
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------

Sales,  Net                                            $10,199,819  $ 7,442,688

Cost of Goods Sold                                      8,453,357     5,487,144
                                                       ----------   -----------

  Gross Profit                                          1,746,462     1,955,544

Operating Expenses                                      1,166,192     1,149,694
Depreciation                                              349,046       248,500
Amortization                                              166,595        41,456
                                                       ----------   -----------

  Income from Operations                                   64,629       515,894
                                                       ----------   -----------

Other Income [Expense]:
  Non-Cash Finance Charge                                (129,093)           --
  Interest Expense                                       (315,263)     (114,042)
  Other Income                                            145,404       108,137
  Interest Income  - Related Parties                        4,071         7,319
                                                       ----------   -----------

  Total Other [Expense]                                  (294,881)        1,414
                                                       ----------   -----------

  [Loss] Income Before Provision for Income Taxes        (230,252)      517,308

  Provision [Benefit] for Income Taxes                    (87,151)      210,447
                                                       ----------   -----------

  Net [Loss] Income                                    $ (143,101)  $   306,861
                                                       ==========   ===========

Basic [Loss] Earnings Per Share                        $     (.04)  $       .09
                                                       ==========   ===========

Weighted Average Number of  Shares                      4,057,758     3,515,829
                                                       ==========   ===========

Diluted [Loss] Earnings Per Share:
  Incremental Shares from Assumed Conversion of
   Options and Warrants and Potential Common
   Shares from Beneficial Conversion Feature              814,963       439,484
                                                       ==========   ===========

Adjusted Weighted Average Number of  Shares             4,872,721     3,955,313
                                                       ==========   ===========

Diluted [Loss] Earnings Per Share                      $     (.04)  $       .08
                                                       ==========   ===========





                  See notes  to consolidated  financial statements.

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     [UNAUDITED]


                                                          Three months ended
                                                               March 31,
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------

Operating Activities
  Net [Loss] Income                                    $ (143,101)  $   306,861
                                                       ----------   -----------
  Adjustments to Reconcile Net Income to Net
   Cash From Operations:
   Depreciation                                           349,046       248,500
   Amortization                                           166,595        41,456
   Deferred Income Taxes                                 (128,917)       56,169
   Non-Cash Financing Charge                              129,093            --
   Reversal of Bad Debt Provision                        (129,199)           --

  Charges in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable, Trade                         1,019,133      (177,488)
     Inventory                                         (1,745,337)   (1,167,523)
     Prepaid Expenses and Other  Current Assets          (559,042)      (47,812)

   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses               (712,057)     (512,008)
     Income Taxes Payable                                (265,005)           --
                                                       ----------   -----------

   Total Adjustments                                   (1,875,690)   (1,558,706)
                                                       ----------   -----------

  Net Cash Provided by (Used In) Operating Activities  (2,018,791)   (1,251,845)
                                                       ----------   -----------

Investing Activities:
  Purchases Other Assets                                 (262,105)           --
  Purchase of Equipment                                  (480,865)     (224,163)
  Note Receivable - Other                                      --        50,000
  Business Acquisition,  Net of Cash Overdraft
   Assumed and Acquired                                  (366,600)     (923,389)

  Net Cash Provided by (Used In)  Investing
   Activities                                          (1,109,570)   (1,097,552)
                                                       ----------   -----------

Financing Activities:
  Credit Line Advances                                  4,899,758     2,613,044
  Credit Line Repayments                                 (361,000)     (822,200)
  Debt  Repayment                                              --       (65,952)
  Repayment of  Notes  Payable                        (10,389,471)           --
  Proceeds  from Convertible Debentures                 3,300,000            --
  Notes Payable Proceeds                                5,812,794       541,596
                                                       ----------   -----------

  Net Cash Provided by (Used In)  Financing Activities  3,262,081     2,266,488
                                                       ----------   -----------

   Net Increase [Decrease] in Cash                        133,720       (82,909)

Cash - Beginning of Period                                312,682       145,845
                                                       ----------   -----------

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

3) Inventory

Inventory consists of the following:
                                                     March  31,
                                                       1 9 9 8

Raw Materials                                       $ 6,786,795
Work in process                                       4,120,489
Finished Goods                                          731,684
                                                    -----------

Total                                               $11,638,968

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

Net Sales

      Net sales increased by approximately $2,757,000 or 37% to $10,200,000 from $7,443,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The sales increase resulted primarily from the acquisitions of Trinity and an increase in sales by TEI. However, the Company did not ship as much as anticipated as a result of a slowdown in the semiconductor capital equipment industry which caused customers in that industry to reschedule their orders for delivery in the second and third quarters of the year. The Company currently anticipates that the slowdown in the semiconductor capital equipment market segment will continue through at least the first quarter of 1999.

Gross Profit

      Gross profit decreased approximately $209,000 to $1,746,000 from $1,955,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. As a percentage of sales, gross profit decreased approximately 9% to 17% from 26% for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Gross profit for the quarter ended March 31, 1998 decreased by approximately $965,000 from the $2,711,000 originally reported by the Company in its 10- Q for the quarter ended March 31, 1998 to $1,746,000 as a result of a restatement due to an inventory overstatement of approximately
$520,000 that occurred in March 1998 and a reclassification of approximately $445,000 of indirect labor costs to costs of goods sold during the quarter. The gross profit of $1,955,000 for the period ended March 31, 1997 is different than the $2,838,943 reported in the Company's 10-Q for the fiscal quarter ended March 31, 1997 as a result of a reallocation of certain items from operating expenses to cost of goods sold. In addition, gross profit for the quarter ended March 31, 1997 decreased by approximately $285,000 from the $2,241,000 originally reported by the Company in its 10-Q for the quarter ended March 31, 1998 to $1,955,000 as result of a reclassification of additional indirect labor costs to costs of goods sold during the quarter. Gross profit percentage decreased for the quarter ended March 31, 1998, primarily as a result of: (1) an increase in direct labor due to certain inefficiencies as a result of the slowdown in the semiconductor capital equipment industry; and (2) an increase in overhead as a result of (a) an increase in depreciation expense on capital equipment used in the manufacturing process and (b) an increase in indirect labor costs. In response to slowing demand in the semiconductor test equipment market, Touche and TEI reduced their labor force during the quarter ended March 31, 1998.

Operating Expenses

      General and administrative expenses increased approximately $242,000 or 17% to $1,682,000 from $1,440,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Operating expenses for the quarter ended March 31, 1998 decreased by approximately $445,000 from the $2,126,000 originally reported by the Company in its 10-Q for the quarter ended March 31, 1998 to $1,682,000 as a result of a reclassification of approximately $445,000 of indirect labor costs to costs of goods sold. The operating expenses of $1,440,000 for the period ended March 31, 1997 is different than the $2,323,000 reported in the Company's 10-Q for the fiscal quarter ended March 31, 1997 as a result of a reallocation of certain items from operating expenses to cost of goods sold. In addition, operating expenses for the quarter ended March 31, 1997 decreased by approximately $285,000 from the $1,434,000 originally reported by the Company in its 10-Q for the quarter ended March 31, 1998 to $1,149,000 as a result of a reclassification of additional indirect labor costs to costs of goods sold. As a percentage of sales, the Company's general and administrative expenses decreased 4% to 11% from 15% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. The increase in operating expenses was primarily a result of an increase in amortization expense from goodwill, and the addition of new management personnel to support the Company's infrastructure and growth strategically planned through acquisitions.

Operating Income

      Operating income decreased approximately $451,000 or 87% to $65,000 from $516,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Operating income for the quarter ended March 31, 1998 decreased by approximately $520,000 from the $585,000 originally reported by the Company in its 10-Q for the quarter ended March 31, 1998 to $65,000 as a result of a restatement due to an inventory overstatement that occurred in March 1998. Operating income decreased as a result of an increase in costs of goods sold due to a slow down in the semiconductor capital equipment industry and an increase in operating expenses, offset in part by an increase in revenues from the Company's acquisition of Trinity.

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

Net [Loss] Income

       Net income decreased by approximately $450,000 or a loss of $143,000 from net income of $307,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Net income for the quarter ended March 31, 1998 decreased by approximately $312,000 from the net income of $169,000 originally reported by the Company in its 10-Q for the quarter ended March 31, 1998 to a net loss of $143,000 as a result of a restatement due to an inventory overstatement of approximately $520,000 that occurred in March 1998, offset by an income tax change of approximately $208,000. The decrease in net income was primarily due to a decrease in gross profit as a result of the slow down in the semiconductor industry, an increase in interest paid to finance inventory and non-cash finance charges relating to the debenture placement.

Liquidity and Capital Resources

      The Company's working capital increased by approximately $4,271,000 to $7,385,000 from $3,114,000 for the fiscal quarter ended March 31, 1998 as compared to the fiscal year ended December 31, 1997. Working capital for the quarter ended March 31, 1998 decreased by approximately $312,000 from the $7,697,000 originally reported by the Company in its 10-Q per the quarter ended March 31, 1998 to $7,385,000 as a result of a restatement due to an inventory overstatement of approximately $520,000 that occurred in March 1998 offset by an income tax change of approximately $205,000. The increase resulted primarily from an increase in inventory of approximately $1,918,000, an increase in cash of $134,000, an increase in prepaid expenses and other current assets of $539,000, a decrease in accounts payable of $647,000, and a decrease in the note due to the stockholder of $1,001,000, offset primarily by an increase in borrowings under the credit facility of $729,000, and a decrease in accounts receivable of $693,000. The increase in inventory is due to the Company's acquisitions of Trinity Electronics, Inc. in the fourth quarter of 1997 and Try-Die Incorporated during the first quarter of 1998, a change in product mix to more electronics which require a greater investment in raw materials as well as the need to hold inventories for a longer than expected period as a result of rescheduled orders by customers of Touche and TEI.

      The Company required cash to fund operating activities of approximately $2,019,000 in the fiscal quarter ended March 31, 1998 as compared to required cash to fund operating activities of approximately $1,252,000 in the fiscal quarter ended March 31, 1997. The increase resulted primarily from an increase in inventory of $1,745,000, an increase in prepaid expenses of $559,000, an increase in depreciation of $101,000, an increase in amortization of $125,000, and a non cash finance charge of $129,000 related to the Debentures, offset primarily by a decrease in accounts payable of $712,000, a decrease in income taxes payable of $265,000, and a reversal of a bad debt provision by the Company in the amount of $129,000. Inventory for the quarter decreased by approximately $520,000 from the increase of $2,265,000 originally reported by the Company in its 10-Q for the quarter ended March 31, 1998 to $1,745,000 as a result of a restatement due to an inventory overstatement of approximately $520,0000 that occurred in March 1998. Cash used in investing and financing activities remained relatively constant with $1,109,000 used and included the purchase of equipment and other assets as well as the acquisition of a metal stamping company (see
Note 6, Acquisition of Business).

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


                             TMCI Electronics, Inc.
                                  (Registrant)



Date:  August 6, 1998               By: /s/ Edmund J. Becmer
                                       ---------------------
                                       Edmund J. Becmer, Chief Financial Officer
                                      (Principal Financial Officer)