Form 10-Q/A
period 1998-03-31
TMCI ELECTRONICS INC
filed 1998-08-07
CIK 1005509

U.S. Securities and Exchange Commission
                              Washington, DC  20549
                                   Form 10-Q/A-2

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

                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE  SHEETS

                                                        March 31,   December 31,
                                                         1 9 9 8       1 9 9 7
                                                       (Unaudited)
                                                       (Restated)
ASSETS:
Current Assets:
  Cash                                                 $  446,402   $   312,682
  Accounts Receivable, Net                              3,257,337     3,950,341
  Inventory                                            11,638,968     9,721,050
  Deferred Income Taxes                                   325,450       183,376
  Prepaid Expenses and Other Current Assets               722,223       182,968
  Notes Receivable - Stockholders                          43,383        39,312
                                                       ----------   -----------

   Total Current Assets                                16,433,763    14,389,729
                                                       ----------   -----------

Property and Equipment,  Net                            8,933,758     6,583,260
                                                       ----------   -----------

Other Assets:
  Notes Receivable - Stockholders                         144,293       144,293
  Due from Stockholders                                   111,984       111,984
  Due from Related Party                                  497,379       469,878
  Other Assets                                          1,043,370       277,438
  Goodwill, Net                                         7,203,367     6,766,564
                                                       ----------   -----------

  Total Other Assets                                    9,000,393     7,770,157
                                                       ----------   -----------

  Total Assets                                         $34,367,914  $28,743,146
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses                $3,403,595   $ 4,050,925
  Line of Credit                                        4,585,508     3,856,268
  Notes Payable - Current Portion                         747,384     2,055,256
  Promissory Note Stockholder                             312,348     1,313,493
                                                       ----------   -----------

  Total Current Liabilities                             9,048,835    11,275,942
                                                       ----------   -----------

Long Term Liabilities:
  Notes Payable - Net of Current Portion                7,410,603     3,607,877
  Convertible Debentures                                1,179,466            --
  Deferred Income Taxes                                   573,338       560,180
                                                       ----------   -----------

  Total Long-Term Liabilities                           9,163,407     4,168,057
                                                       ----------   -----------

  Total Liabilities                                    18,212,242    15,443,999
                                                       ----------   -----------

Commitment and Contingencies                                   --            --
                                                       ----------   -----------

Stockholders' Equity:
  Common Stock - $.001 par value, 25,000,000 shares
   authorized, 4,196,416 issued and outstanding as
   of March 31, 1998 and 4,057,758 as of
   December 31, 1997                                        4,196         4,057
  Additional Paid in Capital                           13,889,720    10,890,233
  Retained Earnings                                     2,261,756     2,404,857
                                                       ----------   -----------

  Total Stockholders' Equity                           16,155,672    13,299,147
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity           $34,367,914  $28,743,146
                                                       ===========  ===========

                  See notes to consolidated  financial statements.

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     [UNAUDITED]


                                                          Three months ended
                                                               March 31,
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------
                                                         (Restated)

Sales,  Net                                            $10,199,819  $ 7,442,688

Cost of Goods Sold                                      8,453,357     5,487,144
                                                       ----------   -----------

  Gross Profit                                          1,746,462     1,955,544

Operating Expenses                                      1,166,192     1,149,694
Depreciation                                              349,046       248,500
Amortization                                              166,595        41,456
                                                       ----------   -----------

  Income from Operations                                   64,629       515,894
                                                       ----------   -----------

Other Income [Expense]:
  Non-Cash Finance Charge                                (129,093)           --
  Interest Expense                                       (315,263)     (114,042)
  Other Income                                            145,404       108,137
  Interest Income  - Related Parties                        4,071         7,319
                                                       ----------   -----------

  Total Other [Expense]                                  (294,881)        1,414
                                                       ----------   -----------

  [Loss] Income Before Provision for Income Taxes        (230,252)      517,308

  Provision [Benefit] for Income Taxes                    (87,151)      210,447
                                                       ----------   -----------

  Net [Loss] Income                                    $ (143,101)  $   306,861
                                                       ==========   ===========

Basic [Loss] Earnings Per Share                        $     (.04)  $       .09
                                                       ==========   ===========

Weighted Average Number of  Shares                      4,057,758     3,515,829
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

                       TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     [UNAUDITED]


                                                          Three months ended
                                                               March 31,
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------
                                                         (Restated)
Operating Activities
  Net [Loss] Income                                    $ (143,101)  $   306,861
                                                       ----------   -----------
  Adjustments to Reconcile Net Income to Net
   Cash From Operations:
   Depreciation                                           349,046       248,500
   Amortization                                           166,595        41,456
   Deferred Income Taxes                                 (128,917)       56,169
   Non-Cash Financing Charge                              129,093            --
   Reversal of Bad Debt Provision                        (129,199)           --

  Charges in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable, Trade                         1,019,133      (177,488)
     Inventory                                         (1,745,337)   (1,167,523)
     Prepaid Expenses and Other  Current Assets          (559,042)      (47,812)

   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses               (712,057)     (512,008)
     Income Taxes Payable                                (265,005)           --
                                                       ----------   -----------

   Total Adjustments                                   (1,875,690)   (1,558,706)
                                                       ----------   -----------

  Net Cash Provided by (Used In) Operating Activities  (2,018,791)   (1,251,845)
                                                       ----------   -----------

Investing Activities:
  Purchases Other Assets                                 (262,105)           --
  Purchase of Equipment                                  (480,865)     (224,163)
  Note Receivable - Other                                      --        50,000
  Business Acquisition,  Net of Cash Overdraft
   Assumed and Acquired                                  (366,600)     (923,389)

  Net Cash Provided by (Used In)  Investing
   Activities                                          (1,109,570)   (1,097,552)
                                                       ----------   -----------

Financing Activities:
  Credit Line Advances                                  4,899,758     2,613,044
  Credit Line Repayments                                 (361,000)     (822,200)
  Debt  Repayment                                              --       (65,952)
  Repayment of  Notes  Payable                        (10,389,471)           --
  Proceeds  from Convertible Debentures                 3,300,000            --
  Notes Payable Proceeds                                5,812,794       541,596
                                                       ----------   -----------

  Net Cash Provided by (Used In)  Financing Activities  3,262,081     2,266,488
                                                       ----------   -----------

   Net Increase [Decrease] in Cash                        133,720       (82,909)

Cash - Beginning of Period                                312,682       145,845
                                                       ----------   -----------

  Cash  - End of Periods                               $  446,402   $    62,936
                                                       ==========   ===========



                   See notes to consolidated financial statements.

                    TMCI  ELECTRONICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of reporting

The accompanying financial statements for the quarter ended March 31, 1998 have been restated to correct an error due to an overstatement of inventory made in the same period. The effect of the restatement was to decrease net income for the same period by $520,000 ($0.11 per share), net of income tax, for a net change of $312,000 ($0.08 per share).

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


                             TMCI Electronics, Inc.
                                  (Registrant)



Date:  August 7, 1998               By: /s/ Edmund J. Becmer
                                       ---------------------
                                       Edmund J. Becmer, Chief Financial Officer
                                      (Principal Financial Officer)