Form 10-Q
period 1998-06-30
TMCI ELECTRONICS INC
filed 1998-08-14
CIK 1005509

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                               ---------------

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-27510

                             TMCI ELECTRONICS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               77-0413814
     -------------------------------        ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

     1875 DOBBIN DRIVE, SAN JOSE,CA                       95133
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)


                                 (408) 272-5700
                         Registrant's telephone number

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 12, 1998 there were 4,215,276 shares of Common Stock, par value $.001, issued and outstanding

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES


PART I -- FINANCIAL INFORMATION                                                PAGE

         Item 1.  Financial Statements

              Consolidated Balance Sheets
                  December 31, 1997..........................................    3
                  June 30, 1998 (Unaudited)..................................    3
              Consolidated Statements of Operations (Unaudited)
                  Six Months Ended June 30, 1998 and 1997....................    4
                  Three Months Ended June 30, 1998 and 1997..................    4
              Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30 1998 and 1997.....................    5
              Notes to Consolidated Financial Statements (Unaudited).........    6

         Item 2.  Management's Discussion and Analysis.......................    8

PART II -- OTHER INFORMATION

         Item 6.  Exhibit and Reports on Form 8-K...........................    11

 Signatures .................................................................   12


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for per share data)


                                                                               June 30,         December 31,
                                                                                 1998              1997
                                                                             -----------        ------------
                                                                             (Unaudited)
         ASSETS:
         Current Assets:
                  Cash                                                          $   142          $   313
                  Accounts Receivable, Net                                        3,624            3,950
                  Inventory                                                      10,733            9,721
                  Refundable Income Taxes                                           691               --
                  Deferred Income Taxes                                             604              183
                  Prepaid Expenses and Other Current Assets                         686              183
                  Notes Receivable - Stockholders                                    50               39
                                                                                -------          -------
                           Total Current Assets                                  16,530           14,390
                                                                                -------          -------

         Property and Equipment, Net                                              9,886            6,583
                                                                                -------          -------

         Other Assets:
                  Notes Receivable - Stockholders                                   130              144
                  Due from Stockholder                                              117              112
                  Due from Related Party                                            147              470
                  Other Assets                                                    1,070              277
                  Goodwill, Net                                                   7,249            6,767
                                                                                -------          -------
         Total Other Assets                                                       8,713            7,770
                                                                                -------          -------
                           Total Assets                                         $35,129          $28,743
                                                                                =======          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY:
         Current Liabilities:
                  Accounts Payable and Accrued Expenses                         $ 3,719          $ 4,051
                  Line of Credit                                                  5,593            3,856
                  Notes Payable - Current Portion                                 1,503            2,055
                  Promissory Notes Stockholder                                       --            1,313
                                                                                -------          -------

                           Total Current Liabilities                             10,815           11,276
                                                                                -------          -------

         Long Term Liabilities:
                  Notes Payable - Net of Current Portion                          7,083            3,608
                  Convertible Debentures                                          1,467               --
                  Deferred Income Taxes                                             694              560
                                                                                -------          -------
                  Total Long-Term Liabilities                                     9,244            4,168
                                                                                -------          -------
                           Total Liabilities                                     20,059           15,444
                                                                                -------          -------

         Commitment and Contingencies                                                --               --
                                                                                -------          -------

         Stockholders' Equity:
                  Common Stock - $.001 par value, 25,000,000 shares authorized,
                  4,215,276 issued and outstanding as of June 30, 1998 and
                  4,057,758 as of December 31, 1997                                   4                4
                  Additional Paid in Capital                                     13,994           10,890
                  Retained Earnings                                               1,072            2,405
                                                                                -------          -------
                           Total Stockholders' Equity                            15,070           13,299
                                                                                -------          -------

         Total Liabilities and Stockholders' Equity                             $35,129          $28,743
                                                                                =======          =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (In thousands, except for per share data)


                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30,                             June 30,
                                                              -----------------------------       -----------------------------
                                                                 1998              1997              1998              1997
                                                              -----------       -----------       -----------       -----------
Sales, Net                                                    $     8,727       $     9,602       $    18,927       $    17,044

Cost of Goods Sold                                                  8,568             7,346            17,022            12,833
                                                              -----------       -----------       -----------       -----------

         Gross Profit                                                 159             2,256             1,905             4,211

Operating Expenses                                                    864             1,226             2,031             2,375
Depreciation                                                          442               278               790               527
Amortization                                                          196                48               363                89
                                                              -----------       -----------       -----------       -----------
                  Income (Loss) from Operations                    (1,343)              704            (1,279)            1,220
                                                              -----------       -----------       -----------       -----------
Other Income (Expense):

         Non-cash Finance Charge                                     (246)               --              (375)               --
         Interest Expense                                            (394)             (119)             (709)             (234)
         Other Income                                                  62                35               209               147
         Interest Income  - Related Parties                            10                 4                14                 8
                                                              -----------       -----------       -----------       -----------

         Total Other (Expense)                                       (568)              (80)             (861)              (79)
                                                              -----------       -----------       -----------       -----------

         Income (Loss) Before Provision for Income Taxes           (1,911)              624            (2,140)            1,141

         Provision (Benefit) for Income Taxes                        (723)              228              (809)              438
                                                              -----------       -----------       -----------       -----------

         Net Income (Loss)                                    $    (1,188)      $       396       $    (1,331)      $       703
                                                              ===========       ===========       ===========       ===========

Earnings (Loss) Per Share:
         Basic                                                $      (.28)      $       .11       $      (.32)      $       .20
                                                              ===========       ===========       ===========       ===========

         Diluted                                              $      (.28)      $       .10       $      (.32)      $       .18
                                                              ===========       ===========       ===========       ===========

Weighted Average Number of Shares                               4,215,276         3,515,829         4,182,736         3,515,829
                                                              ===========       ===========       ===========       ===========

Weighted Average Number of Shares and
         Common Stock Equivalents                               5,093,187         3,955,313         5,068,715         3,955,313
                                                              ===========       ===========       ===========       ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                     Six Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------
                                                                       (In thousands)
Operating Activities;
         Net Income (Loss)                                        $ (1,331)      $    703
         Adjustments to Reconcile Net Income (Loss) to
         Net Cash from Operations:
                  Depreciation                                         790            527
                  Amortization                                         363             91
                  Refundable Income Taxes                             (691)            --
                  Deferred Income Taxes                               (254)           220
                  Non-cash Financing Charge                            375             --
                  Reversal of Bad Debt Provision                      (102)            --

         Charges in Assets and Liabilities:
         (Increase) Decrease in:
                  Accounts Receivable                                  585           (874)
                  Inventory                                           (839)        (2,137)
                  Prepaid Expenses and Other Current Assets           (530)           (71)
         Increase (Decrease) In:
                  Accounts Payable and Accrued Expenses               (474)          (364)
                  Income Taxes Payable                                (264)            68
                                                                  --------       --------
         Total Adjustments                                          (1,041)        (2,540)

Net Cash Provided By (Used in) Operating Activities                 (2,372)        (1,837)
                                                                  --------       --------

Investing Activities:
                  Purchase of Other Assets                            (922)            --
                  Purchase of Equipment                             (1,805)          (489)
                  Note Receivable - Other                              306             --
                  Business Acquisition, Net of Cash Acquired          (367)        (1,109)
                                                                  --------       --------

Net Cash Provided By (Used in) Investing Activities                 (2,788)        (1,598)
                                                                  --------       --------

Financing Activities:
                  Credit Line Advances                              13,289          3,703
                  Credit Line Repayments                            (7,697)        (1,759)
                  Debt Repayment                                   (11,170)        (2,860)
                  Proceeds from Convertible Debentures               3,300             --
                  Notes Payable Proceeds                             7,267          4,235
                                                                  --------       --------

Net Cash Provided By (Used in) Financing Activities                  4,989          3,319
                                                                  --------       --------

Net Increase (Decrease) in Cash                                       (171)          (116)

Cash - Beginning of Period                                             313            145
                                                                  --------       --------

Cash - End of Period                                              $    142       $     29
                                                                  ========       ========



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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company as of June 30, 1998 and the results of its operations for the three and six month period then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

It is suggested that these financial statements be read in conjunction with the financial statement and notes for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

The consolidated financial statements include the accounts of TMCI Electronics, Inc. ["TMCI"], and its wholly-owned subsidiaries, Touche Manufacturing Company, Inc. ["Touche"], Touche Electronics, Inc. ["TEI"], Enterprise Industries, Inc.["EII"], and Trinity Electronics, Inc., [collectively, the "Company"]. All significant inter-company balances and transactions have been eliminated in consolidation.

2)       INCOME PER SHARE

Income per share of common stock is based on weighed average number of common shares outstanding and common stock equivalents, if dilutive for each period presented.

3)       INVENTORY

Inventory consists of the following:


                     June  30,
                       1998
                     -------
                   (in thousands)

Raw Materials        $ 5,606
Work in process        3,858
Finished Goods         1,269
                     -------

         Total       $10,733
                     -------



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

The Debentures are convertible into common stock at the option of the holder at a variable conversion price ranging from $3.00 to $5.50 per share depending on the market value of the common stock of the Company at the time of the notice of conversion. Accordingly, the Company may be required to issue no less than 600,000 shares or more than 1,100,000 shares of common stock upon conversion of the Debentures. In addition, the Company is issuing 25,000 Warrants per Debenture for each Debenture outstanding as of the earlier to occur of the one year anniversary of the closing date of the sale of the Debentures or the date three months following the registration of the common stock usable upon conversion of the Debentures and upon the exercise of the Warrants. The Warrants have an exercise price of $5.50 per share, subject to adjustment for dilutive issuance. The Company is obligated to register the common stock underlying the Debentures and the Warrants with the Securities and Exchange Commission.

As a result of the above transaction, the Company recorded a discount on the convertible debentures and additional paid-in capital in the amount of $1,412,534 in connection with the beneficial conversion feature of the subordinated debentures. Accordingly, the discount is being amortized over two
(2) years when the convertible debentures are first convertible at 70 percent the market price of the common stock.

As a result of the above transaction, the Company recorded a discount on the convertible debentures and additional paid-in-capital in the amount of $837,000 in connection with the value of the warrants. Accordingly, the discount is being amortized over three (3) years when the warrants expire.

The Company recorded a non-finance charge of $375,411 for the six months ended June 30, 1998 in connection with the amortization of the beneficial conversion feature of the convertible debentures and the amortization associated with the value of the warrants.

In connection with the foregoing issuance, the Company incurred a finder's fee in the amount of $176,000 in cash pursuant to terms of a Non Circumvention and Finder's Fee Agreement, (the "Agreement") and a $66,000 non-accountable expense allowance which resulted in the disbursement of $172,250 and an assignment of $68,750 in escrow for the convenience of the Company which resulted in the issuance of one quarter of one Debenture. The Agreement calls for (1) the issuance of the number of shares of common stock to the finders equal to 5% of the principal amount of the securities sold divided by the greater of (a) any stated conversion price in the Debenture and (b) the average of the closing bid and asked prices of the common stock of the Company for the five trading days prior to the closing and, (2) in this case, a number of warrants equal to 10% of the number of shares issuable based on the Stated Conversion Price as defined in the Agreement, to be determined between 60,000 and 110,000. The warrants are to be issued at 125% of the average of the closing of the bid and asked prices of the common stock of the Company for the five trading days preceding their issuance, are non callable and expire three years from their date of issuance.

The Agreement also provides that upon exercise of any Warrants issued in the offering, the finders shall receive a cash fee equal to 4% of the amount received upon exercise of the Warrants; common stock equal to 5% of the number of shares issued upon such exercise; and warrants equal to 10% of the number of shares issued upon such exercise. The warrants shall have an exercise price of 125% of the average of the bid and asked prices for the Company on the five trading dates preceding the transaction, shall be non callable, and shall expire three years from the date of issuance.

5)     FLEET CAPITAL LINE OF CREDIT

On March 2, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Facility") providing for borrowings of up to $25,000,000 based on certain formulas contained within the Loan and Security Agreement. The Company paid a finder's fee of $250,000 and a loan fee of $250,000 in connection with the transaction. As of June 30, 1998, the Company had borrowed approximately $14,000,000 under the Fleet Facility. Borrowings were in the form of two Term Loans ("Term Loan A" and "Term Loan B," respectively), an equipment loan (the Equipment Loan, together with the Term Loans, the "Fixed Loans") and revolving credit loans (the "Revolving Credit Loans"). Term Loan A is in the principal amount of $4.5 million and accrues interest at the rate of prime plus 0.5%. Term Loan B is in the principal amount of $1.8 million and accrues interest at the rate of prime plus 1.5%. The Equipment Loan is in the principal amount of $2.0 million and accrues interest at the rate of prime plus 0.5%.

The Revolving Credit Loans are in such amount as the Company elects, up to the borrowing base permitted by the Loan and Security Agreement and accrue interest at the rate of 0.25% plus prime. As of June 30, 1998, the Company had $435,000 available for borrowing. The Fixed Loans are payable in monthly installments of principal and interest with principal amortizing over a seven year period and the balance due on March 2, 2003; interest only on the Revolving Credit Loans is payable monthly with the principal due upon termination of the Loan and Security Agreement. Interest on the Fixed Loans and Revolving Credit Loans is adjusted daily. Interest on the Fixed Loans may be adjusted downward by 0.25% each year for two years if the Company meets certain performance criteria as reflected in its audited financial statements for the fiscal years ended December 31, 1998 and December 31, 1999, respectively. Interest on the Revolving Credit Loan may be adjusted downward by 0.25% only once if the Company meets the performance criteria as reflected in its audited financial statements for the fiscal year ended December 31, 1998. In addition, if the Company meets the conditions specified for December 31, 1998, it may, at its option, have the interest rate on (1) the Revolving Credit Loan converted into LIBOR plus 2.5%; (2) Term Loan A and the Equipment Loan converted into LIBOR plus 2.75%; and (3) Term Loan B converted into LIBOR plus 3.75%.

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

6)       SUBSEQUENT EVENT

As of July 29, 1998, the Company exceeded its borrowing amount under the Fleet Facility by $509,000. In connection with this excess borrowing, the chief executive officer personally guaranteed the amounts due to Fleet under the Fleet Facility. In addition, the Company was in violation of its cash flow covenant under the Loan and Security Agreement as of June 30, 1998. The Company has received a waiver with respect to this covenant. Fleet is continuing to advance funds to the Company.

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

OVERVIEW

The Company's strategy has been to expand its core and value added business to satisfy its customers and their growing demand for more outsourcing of contract manufacturing services. Effective October 1, 1997, the Company acquired the operations of Trinity Electronics, Inc., ("Trinity"), a passive distributor of board level electronic components; Trinity formally merged with a wholly owned subsidiary of the Company on December 22, 1997. Effective February 1, 1998, the Company acquired Try-Die Incorporated ("Try-Die"), a metal stamping company.

RESULTS OF OPERATIONS

The result of operations utilizes the consolidated results from Touche Manufacturing Co., Inc. ("Touche"), Touche Electronics, Inc.("TEI") Enterprise Industries, Inc. ("Enterprise") and Trinity after their acquisition by the Company, eliminating intercompany transactions. The discussion below should be read in conjunction with the financial statements and the notes thereto that appear elsewhere in this report.

NET SALES

Net sales decreased by approximately $875,000 or 9% to $8,727,000 from $9,602,000 for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Sales decreased primarily due to a decline in sales by Touche and TEI as a result of the slow-down in the semiconductor capital equipment market segment. The slowdown caused many Touche and TEI customers to reschedule their orders for delivery in the third quarter and fourth quarters of the year. The Company currently anticipates that the slow-down in the semiconductor capital equipment market will continue through at least the first quarter of 1999. In contrast, the Company's net sales increased approximately $1,883,000 or 11% to $18,927,000 from $17,044,000 for the six month period ended June 30, 1998, as compared with the six month period ended June 30, 1997. The increase is primarily due to the acquisitions of Trinity and a short-run metal stamping manufacturing business, as new business lines were included in consolidated operations in 1998 as compared to 1997, offset by a decline in sales due to the slow down in the semiconductor capital equipment market segment.

GROSS PROFIT

Gross profit decreased approximately $2,097,000 to $159,000 from $2,256,000 for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. As a percentage of sales, gross profit decreased approximately 22% to 2% from 24% for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The gross profit of $2,256,000 for the period ended June 30, 1997 is different than the $3,347,000 reported in the Company's 10-Q for the fiscal quarter ended June 30, 1997 as a result of a reallocation of certain items from operating expenses to cost of goods sold. Gross profit decreased as a result of certain obsolete and slow moving inventory writedowns in the amount of $830,000 which were recorded in the second quarter of 1998 due to the slowdown in the semiconductor capital equipment market segment and management's valuation of certain slow moving items. In response to slowing demand in the semiconductor capital equipment market, Touche and TEI continued to reduce their respective labor forces during the quarter ended June 30, 1998. Gross profit decreased $2,306,000 or 55% to $1,905,000 from $4,211,000 for the six months ended June 30, 1998 as compared to the same period in 1997. The decline in the gross profit is attributable to the reasons discussed above for the three months ended June 30, 1998, except for the following items in the first quarter of 1998 as compared to the same period in 1997: (1) an increase in direct labor due to certain inefficiencies as a result of the slow down in the semiconductor capital equipment industry, and (2) an increase in overhead due to (a) an increase in depreciation expense on equipment placed in service in the manufacturing process and (b) an increase in indirect labor.

OPERATING EXPENSES

General and administrative expenses decreased approximately $362,000 or 30% to $864,000 from $1,226,000 for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The operating expenses of $2,375,000 for the period ended June 30, 1997 is different than the $4,966,000 reported in the Company's 10-Q for the fiscal quarter ended June 30, 1997 as a result of a reallocation of certain items from operating expenses to cost of goods sold. As a percentage of sales, the Company's general and administrative expenses decreased 3% to 10% from 13% for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The decrease in operating expenses as a percentage of sales was primarily due to management's efforts to reduce operating expenses, offset by an increase in expenses from the above noted acquisitions, and the addition of new management to support the Company's infrastructure and growth. General and administrative expenses decreased $344,000 or 3% as a percentage of sales for the six months ended June 30, 1998 as compared to the same period in 1997. The decrease in operating expenses as a percentage of sales is due to the reasons discussed above for the three months ended June 30, 1998. As a result of the continued slow down in the semiconductor capital equipment market, management is continuing to review operating expenses to reduce overhead where appropriate.

OTHER INCOME (EXPENSE)

Other expense increased approximately $486,000 to $566,000 from $80, in the quarter ended June 30, 1998 as compared with the quarter ended June 30, 1997. The increase in other expenses was primarily due to an increase in interest paid of $275,000 resulting from increased borrowings under the Company's credit facility in order to finance inventory and a non-cash finance charge of $246,000 resulting from the issuance of the Company's convertible subordinated debentures. Other income decreased $854,000 to $861,000 from $79 for the six months ended June 30, 1998 as compared to the same period in 1997. The decline in other income is attributable to the reasons discussed above for the three months ended June 30, 1998.

NET INCOME (LOSS)

Net income decreased by approximately $(1,584,000) to a loss of $(1,188,000) from net income of $396,000 for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The decrease in net income was primarily due to an increase in the cost of goods sold in the amount of $1,222,000, an increase in interest expense and non-cash finance charges relating to the placement of the convertible debentures. Net income decreased approximately $2,034,000 to a loss of $1,331,000 from net income of $703,000 for the six-month period ended June 30, 1998 as compared with the six-month period ended June 30, 1997. The six-month period decrease in income was primarily due to the reasons discussed above for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by approximately $2,601,000 to $5,715,000 from $3,114,000 in the fiscal quarter ended June 30, 1998 as compared to the fiscal year ended December 31, 1997. The increase resulted primarily from an increase in inventory of approximately $1,012,000, recording of refundable income taxes of $691,000, an increase in deferred income taxes of $421,000, offset primarily by an increase in borrowings under the credit facility of $1,737,000. The increase in inventory is due to the Company's acquisition of a metal stamping company in the first quarter of 1998, a change in product mix to more electronics which require a greater investment in raw materials as well as the need to hold inventories for a longer than expected period as a result of rescheduled orders by customers of Touche and TEI.

The Company used cash to fund operating activities in the amount of approximately $2,372,000 in the period ended June 30, 1998 as compared to required cash to fund operating activities of approximately $1,837,000 in the same period in 1997. The increase resulted primarily from the loss in the period, the recording of refundable income taxes and an increase in deferred taxes due to the availability of net operating loss carrybacks, offset by a decline in inventory due to writedowns and management's policy to reduce any excess amounts of inventory. Cash used in investing activities increased primarily due to an increase in the purchase of equipment and other assets for the Southern California facility as well as an increase in other assets as a result of prepaid loan fees, offset by a decline in cash used in business acquisitions.

Cash provided by financing activities increased as a result of net advances from the Company's credit line and proceeds from convertible debentures.

During the six months ended June 30, 1998 and June 30, 1997, the Company invested approximately $1,805,000 and $489,000, respectively, to purchase capital equipment which was funded through long-term borrowings and current operations. Additionally, management expects the Company's level of future capital expenditures to increase at a level that is consistent with the Company's projected growth and operational projects. Management has projected capital expenditure requirements of approximately $500,000 for the remaining portion of fiscal year ending December 31, 1998. This increase will be supported by proceeds from additional financing or equity and internal operations.

SALE OF DEBENTURES. On February 10, 1998, the Company closed an offering of three units, each unit consisting of 4 of its 5%, $275,000 principal amount Convertible Subordinated Debentures due February 10, 2001 (the "Debentures") and 100,000 Class B Warrants to purchase common stock of the Company (the "Warrants") for a total of $3.3 million. Interest on the Debentures accrues quarterly and is payable annually. Proceeds from the sale of the Debentures were used to repay the $1,000,000 note issued in connection with the Trinity acquisition; the remainder of the proceeds went to working capital.

The Debentures are convertible into common stock at the option of the holder at a variable conversion price ranging from $3.00 to $5.50 per share depending on the market value of the common stock of the Company at the time of the notice of conversion. Accordingly, the Company may be required to issue no less than 600,000 shares or more than 1,100,000 shares of common stock upon conversion of the Debentures.

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

In connection with the foregoing issuance, the Company paid a finder's fee in the amount of $176,000 in cash pursuant to terms of a Non Circumvention and Finder's Fee Agreement (the "Agreement") and a $66,000 non-accountable expense allowance which resulted in the disbursement of $172,250 and an assignment of $68,750 in escrow for the convenience of the Company which resulted in the issuance of one quarter of one Debenture. The Agreement calls for (1) the issuance of the number of shares of common stock to the finders equal to 5% of the principal amount of the securities sold divided by the greater of (a) any stated conversion price in the Debenture and (b) the average of the closing bid and asked prices of the common stock of the Company for the five trading days prior to the closing and, (2) in this case, a number of warrants equal to 10% of the number of shares issuable based on the Stated Conversion Price as defined in the Agreement, to be determined between 60,000 and 110,000. The warrants are to be issued at 125% of the average of the closing of the bid and asked prices of the common stock of the Company for the five trading days preceding their issuance, are non callable and expire three years from their date of issuance.

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

FLEET CAPITAL LINE OF CREDIT. On March 2, 1998, the Company entered into a Loan and Security Agreement with Fleet Capital Corporation (the "Fleet Facility") providing for borrowings of up to $25,000,000 based on certain formulas contained within the Loan and Security Agreement. The Company paid a finder's fee of $250,000 and a loan fee of $250,000 in connection with the transaction. As of June 30, 1998, the Company had borrowed approximately $14,000,000. Borrowings were in the form of two Term Loans ("Term Loan A" and "Term Loan B," respectively), an equipment loan (the Equipment Loan, together with the Term Loans, the "Fixed Loans") and revolving credit loans (the "Revolving Credit Loans"). Term Loan A is in the principal amount of $4.7 million and accrues interest at the rate of prime plus 0.5%. Term Loan B is in the principal amount of $2.0 million and accrues interest at the rate of prime plus 1.5%. The Equipment Loan is in the principal amount of $4.0 million and accrues interest at the rate of prime plus 0.5%.

The Revolving Credit Loans are in such amount as the Company elects, up to the borrowing base permitted by the Loan and Security Agreement and accrue interest at the rate of 0.25% plus prime. As of June 30, 1998, the Company had $435,000 available for borrowing. The Fixed Loans are payable in monthly installments of principal and interest with principal amortizing over a seven year period and the balance due on March 2, 2003; interest only on the Revolving Credit Loans is payable monthly with the principal due upon termination of the Loan and Security Agreement. Interest on the Fixed Loans and Revolving Credit Loans is adjusted daily. Interest on the Fixed Loans may be adjusted downward by 0.25% each year for two years if the Company meets certain performance criteria as reflected in its audited financial statements for the fiscal years ended December 31, 1998 and December 31, 1999, respectively. Interest on the Revolving Credit Loan may be adjusted downward by 0.25% only once if the Company meets the performance criteria as reflected in its audited financial statements for the fiscal year ended December 31, 1998. In addition, if the Company meets the conditions specified for December 31, 1998, it may, at its option, have the interest rate on (1) the Revolving Credit Loan converted into LIBOR plus 2.5%; (2) Term Loan A and the Equipment Loan converted into LIBOR plus 2.75%; and (3) Term Loan B converted into LIBOR plus 3.75%.

On March 26, 1998, the Company and Fleet entered into the First Amendment to the Loan and Security Agreement (the "First Amendment") in connection with the acquisition of Try-Die Incorporated. Among other things, the First Amendment provides that the Company may elect to convert the interest rate on(1) the Revolving Credit Loans into LIBOR plus 2.75%; (2) Term Loan A and the Equipment Loans into LIBOR plus 3% and (3) Term Loan B into LIBOR plus 4%.

The Company experienced tight cash flow in the fourth quarter of 1997 as a result of increasing inventory and receivables from increased sales and a change of product mix. Rescheduling of orders in the first half of 1998 further tightened cash flow. Accordingly, in the event the Company experiences additional order reschedules or other unanticipated developments, it may require further capital to fund operating activities during 1998. Such sources of capital are expected to include additional advances from Fleet and/or additional investments from third parties. The Company is actively seeking investment capital from third parties at this time.

SUBSEQUENT EVENT

As of July 29, 1998, the Company exceeded its borrowing amount under the Fleet Facility by $509,000. In connection with this excess borrowing, the chief executive officer personally guaranteed the amounts due to Fleet under the Fleet Facility. In addition, the Company was in violation of its cash flow covenant under the Loan and Security Agreement as of June 30, 1998. The Company has received a waiver with respect to this covenant. Fleet is continuing to advance funds to the Company.

RISKS INHERENT IN THE COMPANY'S BUSINESS

CUSTOMER CONCENTRATION; ORDER FLOW. The largest customers of the Company are Lam Research Corporation and Tandem Computers Incorporated. Sales to these customers accounted for 12% and 14%, respectively, of the revenues of the Company for the year ended December 31, 1997. For the six months ended June 30, 1998, sales to the Company's nine largest customers accounted for approximately 54% of net sales.

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

DEPENDENCE UPON CUSTOMER MARKETS. The Company's business depends exclusively upon contracts and orders from original equipment manufacturers ("OEMs") of electronic equipment. These OEMs manufacture computers, semiconductor test equipment, telecommunications equipment and medical equipment. The markets for the products sold by these customers is particularly volatile. Further, the products manufactured by these customers are subject to rapid technological change and obsolescence. Changes in the market for customer products have and will continue to materially impact those results of the Company. Accordingly, any material change in the markets serviced by the Company could have a material effect on the Company's results.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) This Report contains the following Exhibits as required by Item 601 of Regulation S-K.


Exhibit                    Description
-------                    -----------
                           Employment Agreement of Edmund Becmer *

  27                       Financial Data Schedule

                         * Incorporated by reference from pre effective
                           amendment number one to registration statement number
                           333-52171 filed with the SEC on July 16, 1998.

 (b)                       The Company filed one amended report on Form
                           8-K on May 26, 1998 with respect to its
                           acquisition of Trinity Electronics, Inc. on December 22, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                TMCI Electronics, Inc.
                                      -----------------------------------------
                                                     (Registrant)


Date:  August 14, 1998             By:    /s/ EDMUND J. BECMER
                                      -----------------------------------------
                                      Edmund J. Becmer, Chief Financial Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
27                            Financial Data Schedule
