Form 10-Q
period 1998-09-30
TMCI ELECTRONICS INC
filed 1998-11-16
CIK 1005509

                     U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-27510

                             TMCI ELECTRONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              77-0413814
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                  1875 DOBBIN DRIVE, SAN JOSE, CA       95133
--------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                 (408) 272-5700
                                 --------------
                          Registrant's telephone number

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such
filing requirements for the past 90 days. Yes [ ]   No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 10, 1998 there were 4,252,199 shares of Common Stock, par value $.001, issued and outstanding.

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES


                                                                            PAGE
PART I -- FINANCIAL INFORMATION ...........................................

     Item 1.  Financial Statements

              Consolidated Balance Sheets
                December 31, 1997..........................................   3
                September 30, 1998 (Unaudited).............................   3
              Consolidated Statements of Operations (Unaudited)
                Nine Months Ended September 30, 1998 and 1997..............   4
                Three Months Ended September 30, 1998 and 1997.............   4
              Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended September 30 1998 and 1997...............   5
              Notes to Consolidated Financial Statements (Unaudited).......   6

     Item 2.  Management's Discussion and Analysis.........................   9


PART II -- OTHER INFORMATION

     Item 6.  Exhibit and Reports on Form 8-K..............................   16
     Signatures............................................................   17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for per share data)

                                                                September 30,    December 31,
                                                                    1998             1997
                                                                -------------    ------------
                                                                 (Unaudited)
ASSETS:
Current Assets:
          Cash                                                    $    133         $    313
          Accounts Receivable, Net                                   4,198            3,950
          Inventory                                                 11,188            9,721
          Deferred Income                                            2,452              184
          Refundable Income Taxes                                      579               --
          Prepaid Expenses and Other Current Assets                    398              183
          Notes Receivable - Stockholders                               13               39
                    Total Current Assets                            18,961           14,390
                                                                  --------         --------
Property and Equipment, Net                                          8,559            6,583

Other Assets:
          Notes Receivable - Stockholders                              144              144
          Due from Stockholder                                         172              112
          Due from Related Party                                       151              470
          Other Assets                                                 961              277
          Goodwill, Net                                              7,166            6,767
                                                                  --------         --------
Total Other Assets                                                   8,594            7,770
                                                                  --------         --------
                    Total Assets                                  $ 36,114         $ 28,743
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
          Accounts Payable and Accrued Expenses                   $  4,887         $  4,051
          Line of Credit                                             7,703            3,856
          Notes Payable - Current Portion                              953            2,055
          Promissory Notes Stockholder                                  --            1,314
                                                                  --------         --------
                    Total Current Liabilities                       13,543           11,276

Long Term Liabilities:
          Notes Payable - Net of Current Portion                     7,283            3,608
          Convertible Debentures                                     1,672               --
          Deferred Income Taxes                                        879              560
                                                                  --------         --------
          Total Long - Term Liabilities                              9,834            4,168
                                                                  --------         --------
                    Total Liabilities                               23,377           15,444
                                                                  --------         --------

Commitment and Contingencies                                            --               --
                                                                  --------         --------

Stockholders' Equity:
          Common Stock - $.001 par value, 25,000,000 shares
          authorized, 4,252,199 issued and outstanding
          as of September 30, 1998 and 4,057,758 as of
          December 31, 1997                                              4                4
          Additional Paid in Capital                                13,994           10,890
          Retained Earnings (Deficit)                               (1,261)           2,405
                                                                  --------         --------
                    Total Stockholders' Equity                      12,737           13,299
                                                                  --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 36,114         $ 28,743
                                                                  ========         ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (In thousands, except for per share data)

                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                     September  30,
                                                               ---------------------------       ---------------------------
                                                                  1998             1997              1998            1997
                                                               -----------     -----------       -----------     -----------
Sales,  Net                                                    $     8,224     $    10,729       $    27,150     $    27,773
Cost of Goods Sold                                                   9,113           7,577            26,135          20,410
                                                               -----------     -----------       -----------     -----------
          Gross Profit                                                (889)          3,152             1,015           7,363

Operating Expenses                                                   2,450           1,989             5,270           4,892
Amortization                                                           219              48               582             137
                                                               -----------     -----------       -----------     -----------
          Income (Loss)  from Operations                            (3,558)          1,115            (4,837)          2,334
                                                               -----------     -----------       -----------     -----------

Other Income (Expense):
          Non-cash Finance Charge                                     (246)           --                (622)           --
          Interest Expense                                            (379)           (185)           (1,089)           (419)
          Other Income                                                 123              25               337             173
          Interest Income  - Related Parties                             7               7                17              15
                                                               -----------     -----------       -----------     -----------
          Total Other (Expense)                                       (495)           (153)           (1,357)           (231)
                                                               -----------     -----------       -----------     -----------
          Income (Loss) Before Provision for Income Taxes           (4,053)            962            (6,194)          2,103

          Provision (Benefit) for Income Taxes                      (1,718)            355            (2,528)            793

          Net Income (Loss)                                    $    (2,335)    $       608       $    (3,666)    $     1,310
                                                               ===========     ===========       ===========     ===========

Earnings (Loss) Per Share:
          Basic                                                $      (.55)    $       .17       $      (.87)    $       .37
                                                               ===========     ===========       ===========     ===========

          Diluted                                              $      (.55)    $       .16       $      (.87)    $       .33
                                                               ===========     ===========       ===========     ===========

Weighted Average Number of Shares                                4,227,584       3,515,829         4,197,685       3,515,829
                                                               ===========     ===========       ===========     ===========

Weighted Average Number of Shares and
          Common Stock Equivalents                               4,863,521       3,854,791         4,982,659       3,921,806
                                                               ===========     ===========       ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     TMCI ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                -----------------------------
                                                                    1998             1997
                                                                -------------    ------------
                                                                        (In thousands)
Operating Activities:
          Net Income (Loss)                                         $ (3,666)      $  1,310
          Adjustments to Reconcile Net Income (Loss) to
          Net Cash From Operations:
                    Depreciation                                       1,230            822
                    Amortization                                         582            137
                    Deferred Income Taxes                             (1,980)           239
                    Refundable Taxes                                    (579)            --
                    Non-cash Financing Charge                            622             --
                    Gain on Sale of Equipment                             --             (1)

          Changes in Assets and Liabilities:
          (Increase) Decrease in:
                    Accounts Receivable                                 (126)        (2,425)
                    Inventory                                         (1,295)        (2,543)
                    Prepaid Expenses and Other  Current Assets          (224)          (181)
          Increase (Decrease) In:
                    Accounts Payable and Accrued Expenses                863            357
                    Income Taxes Payable                                (265)           459
                                                                    --------       --------
          Total Adjustments                                           (1,172)        (3,136)

Net Cash Provided By (Used in) Operating Activities                   (4,838)        (1,826)
                                                                    --------       --------

Investing Activities:
                    Purchase of  Other Assets                           (976)            --
                    Proceeds from Sale of Equipment                       --              4
                    Purchase of Equipment                             (2,122)          (650)
                    Note Receivable - Other                              306             --
                    Business Acquisition,
                       Net of Cash Acquired                             (367)        (1,129)
                                                                    --------       --------
Net Cash Provided By (Used in)  Investing Activities                  (3,159)        (1,775)
                                                                    --------       --------

Financing Activities:
                    Credit Line Advances                              22,169          4,668
                    Credit Line Repayments                           (14,465)        (2,101)
                    Debt  Repayment                                  (11,186)        (3,235)
                    Proceeds  from Convertible Debentures              3,300             --
                    Notes Payable Proceeds                             7,999          4,235
                                                                    --------       --------
Net Cash Provided By (Used in)  Financing Activities                   7,817          3,567
                                                                    --------       --------
Net Increase (Decrease) in Cash                                         (180)           (34)

Cash - Beginning of Period                                               313            146
                                                                    --------       --------

Cash  - End of Period                                               $    133       $    112
                                                                    ========       ========

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company as of September 30, 1998 and the results of its operations for the three and nine month periods then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the financial statement and notes for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

The consolidated financial statements include the accounts of TMCI Electronics, Inc. ["TMCI"], and its wholly-owned subsidiaries, Touche Manufacturing Company, Inc. ["Touche"], Touche Electronics Inc. ["TEI"], Enterprise Industries, Inc.["EII"], Tri-Die Incorporated ["Tri-Die"] and Trinity Electronics, Inc. ["Trinity"], [collectively, the "Company"]. All significant intercompany balances and transactions have been eliminated in consolidation.

2)   INCOME PER SHARE

Income per share of common stock is based on weighed average number of common shares outstanding and common stock equivalents, if dilutive for each period presented.

3)   INVENTORY

Inventory consists of the following:

                                                   September 30,
                                                       1998
                                                   -------------
                                                   (in thousands)
          Raw Materials                               $ 5,626
          Work in process                               4,517
          Finished Goods                                1,045
                                                      -------
                Total                                 $11,188
                                                      =======


4)   SALE OF DEBENTURES

On February 10, 1998, the Company closed an offering of three Units, each Unit consisting of four of its 5%, $275,000 principal amount Convertible Subordinated Debentures due 2001 and the obligation to issue 300,000 Class B Warrants to purchase common stock of the Company under certain circumstances (the "Class B Warrants") for a total of $3.3 million. Interest on the Debentures accrues quarterly and is payable annually. Proceeds from the sale of the Debentures were used to repay the $1,000,000 note issued in connection with the Trinity acquisition; the remainder of the proceeds went to working capital.

The Debentures are convertible into Common Stock of the Company at the option of the holder, at a variable conversion price ranging from $3.00 to $4.46875 per share, depending on the market value of the Common Stock of the Company at the time of the notice of conversion. Accordingly, the Company may be required to issue no less than 738,462 shares nor more than 1,100,004 shares of common stock upon conversion of the Debentures.

In addition, the Company is issuing 25,000 Warrants per Debenture for each Debenture outstanding as of the earlier to occur of the one year anniversary of the closing date of the sale of the Debentures or three months following the registration of the Common Stock issuable upon conversion of the Debentures and upon the exercise of the Warrants. The Warrants have an exercise price of $5.50 per share, subject to adjustment for dilutive issuances. The Company has registered the Common Stock underlying the Debentures and the Class B Warrants with the Securities and Exchange Commission for resale.

In connection with the foregoing issuance, the Company incurred a finder's fee in the amount of $176,000 in cash pursuant to terms of a Non Circumvention and Finder's Fee Agreement (the "Agreement") and a $66,000 expense allowance which resulted in the payment of $172,250 in cash and an assignment of $68,750 in escrow for the convenience of the Company which resulted in the issuance of one quarter of one Debenture. As additional consideration for the placement of the Debentures, the Agreement calls for (1) the issuance of the number of shares of common stock equal to 5% of the principal amount of the securities sold divided by the greater of (a) any stated conversion price in the Debenture and (b) the average of the closing bid and asked prices of the Common Stock of the Company for the five trading days prior to the closing and, (2) in this case, a number of warrants equal to 10% of the number of shares issuable based on the Stated Conversion Price as defined in the Agreement, to be determined between 73,846 and 110,000. The warrants are to be issued at 125% of the average of the closing of the bid and asked prices of the common stock of the Company for the five trading days preceding their issuance, are non callable, and expire three years from their date of issuance.

Upon exercise of any Class B Warrants issued in the offering, the Agreement provides that the finders shall receive a cash fee equal to 4% of the amount received upon exercise of such Class B Warrants; Common Stock equal to 5% of the number of shares issued upon such exercise; and warrants equal to 10% of the number of shares issued upon such exercise (excluding warrants exercised by the parties to the Agreement or their affiliates). The warrants shall have an exercise price of 125% of the average of the bid and asked prices for the Company on the five trading dates preceding the transaction, shall be non callable, and shall expire three years from the date of issuance.

5)   FLEET CAPITAL LINE OF CREDIT

On March 2, 1998, the Company entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Fleet Capital Corporation ("Fleet") providing for borrowings of up to $25,000,000 based on certain formulas contained within the Loan and Security Agreement. The Company paid a finder's fee of $250,000 and a loan fee of $250,000 in connection with the transaction. As of September 30, 1998, the Company had borrowed approximately $15,650,000 under the Loan and Security Agreement. Borrowings were in the form of two Term Loans ("Term Loan A" and "Term Loan B," respectively), an equipment loan (the "Equipment Loan") (the Equipment Loan, together with the Term Loans, the "Fixed Loans") and revolving credit loans (the "Revolving Credit Loans"). Term Loan A is in the principal amount of $4.5 million and accrues interest at the rate of prime plus 0.5%. Term Loan B is in the principal amount of $1.8 million and accrues interest at the rate of prime plus 1.5%. The Equipment Loan is in the principal amount of $2.0 million and accrues interest at the rate of prime plus 0.5%.

The Revolving Credit Loans are in such amount as the Company elects, up to the borrowing base permitted by the Loan and Security Agreement and accrue interest at the rate of 0.25% plus prime. The borrowing base permits the Company to borrow on up to 85% of its eligible accounts receivable (as defined) and up to 55% of its eligible inventory (as defined, including raw material and finished goods). As of September 30, 1998, the Company had borrowed $7,657,118 in revolving credit loans which included $6,157,118 borrowings permitted under the borrowing base and $1,500,000 in excess of the borrowing base. The Fixed Loans are payable in monthly installments of principal and interest with principal amortizing over a seven year period and the balance due on March 2, 2003; interest only on the Revolving Credit Loans is payable monthly with the principal due upon termination of the Loan and Security Agreement. Interest on the Fixed Loans and Revolving Credit Loans is adjusted daily. Interest on the Fixed Loans may be adjusted downward by 0.25% each year for two years if the Company meets certain performance criteria as reflected in its audited financial statements for the fiscal years ended December 31, 1998 and December 31, 1999, respectively. Interest on the Revolving Credit Loan may be adjusted downward by 0.25% only once if the Company meets the performance criteria as reflected in its audited financial statements for the fiscal year ended December 31, 1998. In addition, if the Company meets the conditions specified for December 31, 1998, it may, at its option, have the interest rate on (1) the Revolving Credit Loan converted into the London Interbank Offered Rate ("LIBOR") plus 2.5%; (2) Term Loan A and the Equipment Loan converted into LIBOR plus 2.75%; and (3) Term Loan B converted into LIBOR plus 3.75%.

Effective March 26, 1998, the Company and Fleet entered into the First Amendment to the Loan and Security Agreement (the "First Amendment") in connection with the acquisition of Try-Die Incorporated. Among other things, the First Amendment provides that the Company may elect to convert the interest rate on (1) the Revolving Credit Loans into LIBOR plus 2.75%; (2) Term Loan A and the Equipment Loans into LIBOR plus 3%; and (3) Term Loan B into LIBOR plus 4%.

Since June 30, 1998, the Company has been in violation of the cash flow covenant under the Loan and Security Agreements. Fleet has been renewing waivers to the cash flow covenant monthly. In addition, the Company recently violated its minimum net worth covenant under the Loan and Security Agreement. Fleet recently waived the minimum tangible net worth requirement until November 16, 1998.

As of July 29, 1998, the Company had outstanding Revolving Credit Loans of approximately $509,000 in excess of the borrowing base under the Loan and Security Agreement. In connection with this excess borrowing, the chief executive officer of the Company personally guaranteed all amounts due to Fleet under the Loan and Security Agreement.

As of September 30, 1998, the Company exceeded its borrowing amount under the Loan and Security Agreement by $ 1,500,000. Fleet has indicated to the Company that it will no longer advance funds to the Company when total borrowings exceed this amount.

6)   SUBSEQUENT EVENT

On October 15, 1998, the Company and Fleet entered into the Second Amendment to the Loan and Security Agreement (the "Second Amendment") in connection with the overadvances under the Loan and Security Agreement. The Second Amendment requires the Company to amortize the overadvances in the amount of $25,000 per week commencing on October 21, 1998 through November 16, 1998 at which time the entire balance on the overadvance is due and payable. In addition, the Second Amendment requires that the Company pay Fleet an overadvance fee of $50,000 for each period of thirty (30) days or any portion thereof that the overadvances are outstanding. Such penalty is payable on the 15th day of each month commencing on October 15, 1998 and continuing thereafter until the overadvances are paid in full. In addition, the Company is currently negotiating with Fleet regarding a waiver of its defaults to the Loan and Security Agreement, as amended. Based on its discussions with Fleet, the Company believes that Fleet will waive such defaults for a 30 day period subject to certain conditions currently being negotiated.

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

Overview

     The Company's strategy has been to expand its core and value added business to satisfy its customers and their growing demand for more outsourcing of contract manufacturing services. On November 1, 1996, TEI acquired the San Jose cable and harness manufacturing division of Pen Interconnect, Inc. On January 1, 1997, the Company acquired Enterprise Industries, Inc.("Enterprise"), a metal stamping business. Effective October 1, 1997, the Company acquired the operations of Trinity Electronics, Inc., ("Trinity"), a passive distributor of board level electronic components; Trinity formally merged with a wholly owned subsidiary of the Company on December 22, 1997. Effective February 1, 1998, the Company acquired Try-Die Incorporated ("Try-Die"), a metal stamping company which operates as a wholly owned subsidiary of Enterprise; Try-Die formally merged with a wholly owned subsidiary of the Company on April 23, 1998.

Results of Operations

     The results of operations utilizes the consolidated results from Touche, TEI, Enterprise and Trinity after their acquisition by the Company, eliminating intercompany transactions. The discussion below should be read in conjunction with the financial statements and the notes thereto that appear elsewhere in this report.

Net Sales

     Net sales decreased by approximately $2,505,000 or 23% to $8,224,000 from $10,729,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Year to date, the Company's net sales decreased approximately $623,000 or 2% to $27,150,000 from $27,773,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1998. Sales decreased primarily due to a decline in sales by Touche and TEI as a result of the slowdown in the semiconductor capital equipment market segment offset by growth in the computer and medical industries, an increase of sales at Enterprise and the acquisitions of Trinity and Tri-Die. The slowdown caused many Touche and TEI customers to reschedule their orders for delivery in the fourth quarter of the year. In addition, one customer canceled a significant order due to be completed by January, 1999. The Company currently anticipates that the slowdown in the semiconductor capital equipment market segment will continue through at least the second quarter of 1999.

     Beginning in the second quarter, the Company began taking steps to counteract the slowdown in orders from the OEMs in the semiconductor capital equipment market by intensifying its efforts in the medical test equipment, computer, and telecommunications markets for Touche and TEI. As a result of these efforts, the Company saw an increase in orders in October, 1998 from the medical equipment and computer industry segments.

Gross Profit (Loss)

     Gross profit (loss) decreased approximately $4,041,000 to $(889,000) from $3,152,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. As a percentage of sales, gross profit decreased 40% to (11 %) from 29% for the quarter ended September 30, 1998 as compared to the same period in 1997. The gross profit of $3,152,000 for the period ended September 30, 1997 is different than the $4,015,000 reported in the Company's 10-Q for the fiscal quarter ended September 30, 1997 as a result of a reallocation of certain items from operating expenses to cost of goods sold. Gross profit decreased as a result of lower sales (resulting in higher fixed cost per unit allocations) coupled with a direct labor inefficiency during production slow downs and the allocation of certain fixed charges of overhead to cost of goods sold. Gross profit was also impacted by an inventory writedown in the amount of $135,000 for certain slow moving inventory, and a $288,000 adjustment of leasehold improvements for amounts paid in lieu of rent for its Southern California facility. In response to slowing demand in the semiconductor capital equipment market, Touche and TEI reduced their respective labor force during the quarter ended September 30, 1998.

     Gross profit decreased $6,348,000 to $1,015,000 from $7,363,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. During this period, gross profit also decreased as a result of certain obsolete and slow moving inventory writedowns in the amount of $830,000 and $135,000 which were recorded in the second and third quarters of 1998, respectively, due to the cancellation of certain orders in the semiconductor capital equipment segment and management's valuation of certain slow moving items.

     Gross profit margins before fixed overhead charges were 26% and 41% for the nine months ended September 30, 1998 and 1997, respectively. Variable costs that are included in costs of goods sold were primarily materials, labor, indirect labor costs and shop supplies which represented 37%, 23%, 8% and 6%, respectively for the nine months ended September 30, 1998 and 27%, 21%, 5% and 6%, respectively for the nine months ended September 30, 1997. The increase in the percentage of material costs for the nine months ended September 30, 1998 were primarily a result of the write off of inventory due to the cancellation of certain orders for semiconductor test equipment. The rise in the percentage of labor costs for the period ended September 30, 1998 resulted from certain labor inefficiencies during production slow downs.

Operating Expenses

     General and administrative expenses increased approximately $632,000 or 31% to $2,669,000 from $2,037,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The operating expenses of $2,037,000 for the period ended September 30, 1997 is different than the $2,900,000 reported the Company's 10-Q for the fiscal quarter ended September 30, 1997 as a result of a reallocation of certain items from operating expenses to cost of goods sold. As a percentage of sales, the Company's general and administrative expenses increased 13% to 32% from 19% for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. The increase in operating expenses was primarily due to an increase in expenses from the above noted acquisition and other acquisitions terminated during the period, and the addition of new management to support the Company's infrastructure and growth. In addition, operating expenses were increased by a reserve for cancellation of certain potential open purchase orders with vendors in the amount of $100,000. Operating expenses increased $823,000 or 16% to $5,852,000 from $5,029,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase in operating expenses is due to the reasons discussed above for the three months ended September 30, 1998.

Operating Income

     Operating income decreased approximately $4,673,000 to $(3,558,000) from $1,115,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. For the year to date, operating income decreased $7,171,000 to $(4,837,000) from $2,334,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Operating income decreased as a result of a decrease in sales, an increase in expenses as a result of the recent acquisitions, and an increase in cost of goods sold as discussed above.

Other Income [Expense]

     Other expense increased approximately $342,000 to $495,000 from $153,000 in the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997. The increase in other expenses was primarily due to (1) an increase in interest paid of $194,000 resulting from increased borrowings under the Company's credit facility in order to finance inventory; and (2) a non-cash finance charge of $246,000 resulting from the issuance of the Company's convertible subordinated debentures. Other expense increased $1,126,000 to $1,357,000 from $231,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase in other expense is attributable to the reasons discussed above for the three months ended September 30, 1998.

Net Income (Loss)

     Net income (loss) decreased by approximately $2,943,000 to $(2,335,000) from $608,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decrease in net income was primarily due to a decline in sales, an increase in the cost of goods sold, an increase in interest expense from increased borrowings and non-cash finance charges relating to the placement of the debentures.

Liquidity and Capital Resources

     The Company's working capital increased by approximately $2,304,000 to $5,418,000 from $3,114,000 as of September 30, 1998 as compared to December 31, 1997. The increase resulted primarily from an increase in inventory of approximately $1,467,000, an increase in deferred income taxes of $2,848,000, and an increase in other assets of $684,000 offset primarily by an increase in borrowings under the credit facility of $3,847,000. The increase in inventory is due to a change in product mix to more value added electronics which require a greater investment as well as the need to hold inventories for a longer than expected period as a result of rescheduled orders by customers of Touche and TEI.

     Cash to fund operating activities during the nine month period ended September 30, 1998 increased $3,012,000 to approximately $4,838,000 as compared to $1,826,000 in the same period in 1997. The increase resulted primarily from the increased loss from operations during the period, an increase in deferred taxes, an increase in inventory due primarily to rescheduling and cancellation of orders as well as inventory write downs, offset by depreciation, amortization and non cash finance charges. Cash used in investing activities increased primarily due to an increase in the purchase of equipment as the Company made major expenditures at Enterprise as well as an increase in other assets as a result of prepaid loan fees, offset by a decline in cash used in business acquisitions.

Cash provided by financing activities increased as a result of the net advances from the Company's credit line and proceeds from convertible debentures.

     During the nine months ended September 30, 1998 and September 30, 1997, the Company invested approximately $2,122,000 and $650,000, respectively, to purchase capital equipment which was funded through long-term borrowings and current operations. Additionally, management expects the Company's level of future capital expenditures to decrease at a level that is consistent with the Company's projected growth and operational projects. Management has projected capital expenditure requirements of approximately $50,000 for the remaining portion of fiscal year ending December 31, 1998.

Sale of Debentures. On February 10, 1998, the Company closed an offering of three Units, each Unit consisting of four of its 5%, $275,000 principal amount Convertible Subordinated Debentures due 2001 and the obligation to issue 300,000 Class B Warrants to purchase common stock of the Company under certain circumstances (the "Class B Warrants") for a total of $3.3 million. Interest on the Debentures accrues quarterly and is payable annually. Proceeds from the sale of the Debentures were used to repay the $1,000,000 note issued in connection with the Trinity acquisition and for working capital.

     The Debentures are convertible into Common Stock of the Company at the option of the holder, at a variable conversion price ranging from $3.00 to $4.46875 per share, depending on the market value of the Common Stock of the Company at the time of the notice of conversion. Accordingly, the Company may be required to issue no less than 738,462 shares nor more than 1,100,004 shares of common stock upon conversion of the Debentures.

     In addition, the Company is issuing 25,000 Warrants per Debenture for each Debenture outstanding as of the earlier to occur of the one year anniversary of the closing date of the sale of the Debentures or three months following the registration of the Common Stock issuable upon conversion of the Debentures and upon the exercise of the Warrants. The Warrants have an exercise price of $5.50 per share, subject to adjustment for dilutive issuances. The Company has registered the Common Stock underlying the Debentures and the Class B Warrants with the Securities and Exchange Commission for resale by the holders thereof.

     In connection with the foregoing issuance, the Company incurred a finder's fee in the amount of $176,000 in cash pursuant to terms of a Non Circumvention and Finder's Fee Agreement (the "Agreement") and a $66,000 expense allowance which resulted in the payment of $172,250 in cash and an assignment of $68,750 in escrow for the convenience of the Company which resulted in the issuance of one quarter of one Debenture. As additional consideration for the placement of the Debentures, the Agreement calls for (1) the issuance of the number of shares of common stock equal to 5% of the principal amount of the securities sold divided by the greater of (a) any stated conversion price in the Debenture and
(b) the average of the closing bid and asked prices of the Common Stock of the Company for the five trading days prior to the closing and, (2) in this case, a number of warrants equal to 10% of the number of shares issuable based on the Stated Conversion Price as defined in the Agreement, to be determined between 73,846 and 110,000. The warrants are to be issued at 125% of the average of the closing of the bid and asked prices of the common stock of the Company for the five trading days preceding their issuance, are non callable and expire three years from their date of issuance.

     Upon exercise of any Class B Warrants issued in the offering, the Agreement provides that the finders shall receive a cash fee equal to 4% of the amount received upon exercise of such Class B Warrants; Common Stock equal to 5% of the number of shares issued upon such exercise; and warrants equal to 10% of the number of shares issued upon such exercise (excluding warrants exercised by the parties to the Agreement or their affiliates). The warrants shall have an exercise price of 125% of the average of the bid and asked prices for the Company on the five trading dates preceding the transaction, shall be non callable, and shall expire three years from the date of issuance.

Fleet Capital Line of Credit. On March 2, 1998, the Company entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Fleet Capital Corporation ("Fleet") providing for borrowings of up to $25,000,000 based on certain formulas contained within the Loan and Security Agreement. The Company paid a finder's fee of $250,000 and a loan fee of $250,000 in connection with the transaction. As of September 30, 1998, the Company had borrowed approximately $15,650,000 under the Loan and Security Agreement. Borrowings were in the form of two Term Loans ("Term Loan A" and "Term Loan B," respectively), an equipment loan (the "Equipment Loan") (the Equipment Loan, together with the Term Loans, the "Fixed Loans") and revolving credit loans (the "Revolving Credit Loans"). Term Loan A is in the principal amount of $4.5 million and accrues interest at the rate of prime plus 0.5%. Term Loan B is in the principal amount of $1.8 million and accrues interest at the rate of prime plus 1.5%. The Equipment Loan is in the principal amount of $2.0 million and accrues interest at the rate of prime plus 0.5%.

     The Revolving Credit Loans are in such amount as the Company elects, up to the borrowing base permitted by the Loan and Security Agreement and accrue interest at the rate of 0.25% plus prime. The borrowing base permits the Company to borrow on up to 85% of its eligible accounts receivable (as defined) and up to 55% of its eligible inventory (as defined, including raw material and finished goods). As of September 30, 1998, the Company had borrowed $7,657,118 in revolving credit loans which included $6,157,118 borrowings permitted under the borrowing base and $1,500,000 in excess of the borrowing base. The Fixed Loans are payable in monthly installments of principal and interest with principal amortizing over a seven year period and the balance due on March 2, 2003; interest only on the Revolving Credit Loans is payable monthly with the principal due upon termination of the Loan and Security Agreement. Interest on the Fixed Loans and Revolving Credit Loans is adjusted daily. Interest on the Fixed Loans may be adjusted downward by 0.25% each year for two years if the Company meets certain performance criteria as reflected in its audited financial statements for the fiscal years ended December 31, 1998 and December 31, 1999, respectively. Interest on the Revolving Credit Loan may be adjusted downward by 0.25% only once if the Company meets the performance criteria as reflected in its audited financial statements for the fiscal year ended December 31, 1998. In addition, if the Company meets the conditions specified for December 31, 1998, it may, at its option, have the interest rate on (1) the Revolving Credit Loan converted into the London Interbank Offered Rate ("LIBOR") plus 2.5%; (2) Term Loan A and the Equipment Loan converted into LIBOR plus 2.75%; and (3) Term Loan B converted into LIBOR plus 3.75%.

     Effective March 26, 1998, the Company and Fleet entered into the First Amendment to the Loan and Security Agreement (the "First Amendment") in connection with the acquisition of Try-Die Incorporated. Among other things, the First Amendment provides that the Company may elect to convert the interest rate on (1) the Revolving Credit Loans into LIBOR plus 2.75%; (2) Term Loan A and the Equipment Loans into LIBOR plus 3%; and (3) Term Loan B into LIBOR plus 4%.

     As of July 29, 1998, the Company had outstanding Revolving Credit Loans of approximately $509,000 in excess of the borrowing base under the Loan and Security Agreement. In connection with this excess borrowing, the chief executive officer of the Company personally guaranteed all amounts due to Fleet under the Loan and Security Agreement.

     Since June 30, 1998, the Company has been in violation of the cash flow covenants under the Loan and Security Agreement. Fleet has been renewing waivers to the cash flow covenant monthly. In addition, the Company recently violated its minimum tangible net worth requirement in the Loan and Security Agreement which Fleet has also waived until November 16, 1998.

     As of September 30, 1998, the Company exceeded its borrowing amount under the Loan and Security Agreement by $ 1,500,000. Fleet has indicated to the Company that it will no longer advance funds to the Company when total borrowings exceed this amount.

SUBSEQUENT EVENT

     On October 15, 1998, the Company and Fleet entered into the Second Amendment to the Loan and Security Agreement (the "Second Amendment") in connection with the overadvances under the Loan and Security Agreement. The Second Amendment requires the Company to amortize the overadvances in the amount of $25,000 per week commencing on October 21, 1998 through November

16, 1998 at which time the entire balance on the overadvance is due and payable. In addition, the Second Amendment requires that the Company pay Fleet an overadvance fee of $50,000 for each period of thirty (30) days or any portion thereof that the overadvances are outstanding. Such penalty is payable on the 15th day of each month commencing on October 15, 1998 and continuing thereafter until the overadvances are paid in full and no longer are outstanding.

     The Company experienced continued restrictions on its cash flow during the quarter ended September 30, 1998. It has not been in compliance with the cash flow requirements of the Loan and Security Agreement since June 30, 1998. In addition, the Company is currently not in compliance with the minimum tangible net worth requirement of the Loan and Security Agreement. Continued softness in the semiconductor capital equipment market, the cancellation of a significant order and the long time period necessary to generate sales in other market segments contributed to these difficulties. In addition, the Company is obligated to repay the $1.4 million overadvance with Fleet by November 16, 1998. The Company is continuing to seek additional investment capital in order to be able to repay its overadvance and meet its obligations as they become due. The Company has not raised these funds and is currently negotiating with Fleet regarding a waiver of its defaults to the Loan and Security Agreement, as amended. Based on its discussions with Fleet, the Company believes that Fleet will waive such defaults for a 30 day period subject to certain conditions currently being negotiated. Without a waiver from Fleet for each succeeding 30 day period and an infusion of capital, there can be no assurance that the Company can continue to meet its obligations as they become due.

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

     Cash Flow and Liquidity. The Company is currently indebted to Fleet, its primary lender, in the amount of $1.4 million in excess of its borrowing base. Fleet is requiring that this amount be repaid as of November 16, 1998. The Company is currently negotiating with Fleet for a waiver of its defaults under the Loan and Security Agreement and believes that Fleet will waive such defaults for a 30 day period, subject to certain conditions currently being negotiated. Without waiver from Fleet for each succeeding 30 day period or an infusion of capital, there can be no assurance that the Company can continue to meet its obligations as they become due.

Year 2000 Readiness Statement

     The Company recognizes the issues resulting from its existing computer programs being written using two digits rather than four digits to define the applicable year. In the year 2000, the Company's date sensitive computer programs may recognize "00" as 1900 rather than 2000. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail in either case causing a disruption of operations such as inability to process customer transactions. Management has initiated a program to prepare its computer systems for the year 2000 by the beginning of 1999. Costs will be expensed as incurred and currently are not expected to be material. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance program. The Company has no contingency plans at this time.

     Year 2000 compliance for the Company's data systems involves a two step process: (1) all subsidiaries need to be integrated into a single software application; (2) the software application needs to be upgraded to the year 2000 compliant version. Currently, Touche Manufacturing Company, Inc. and Trinity Electronics, Inc. operate on the new software application. The Company anticipates that Touche Electronics, Inc., Enterprise Industries, Inc. and Tri-Die, Inc. will be on the new software system by December 20, 1998. Thereafter, the Company will implement the commercially available upgrade which it anticipates it will complete by January 31, 1999.

     The Company's personal computers and network are currently year 2000 compliant with limited exceptions expected to be remedied by December, 1998.

     With respect to its voice and facsimile communications, the Company is similarly in the process of linking its Northern California operations into a single PBX and will then upgrade the systems in both Northern and Southern California for year 2000 compliance. The Company anticipates completing the upgrade by January 31, 1999.

     Although management anticipates that its systems and applications will be year 2000 compliant on a timely basis, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 compliant in the same time frame. Confirmations will be requested from the Company's primary processing vendors and customers that plans are being developed to address processing of transactions in the year 2000. Any such failure on the part of other companies with whom the Company transacts business to be year 2000 compliant on a timely basis may have an adverse impact on the operations of the Company.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
-------
  10           Second Amendment to Loan and Security Agreement

  27           Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TMCI Electronics, Inc.
                                              ----------------------------------
                                              (Registrant)



Date: November 16, 1998                       By: /s/ EDMUND J. BECMER
                                                 -------------------------------
                                                 Edmund J. Becmer,
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
  10                         Second Amendment to Loan and Security Agreement

  27                         Financial Data Schedule